Form 10-K
period 1997-12-31
FAROUDJA INC
filed 1998-03-31
CIK 1034365

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-23107

                            ------------------------

                                 FAROUDJA, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                       77-0444978
(State or other jurisdiction  (I.R.S. Employer Identification
             of                             No.)
     incorporation and
       organization)

                    750 PALOMAR AVENUE, SUNNYVALE, CA 94086

          (Address of principal executive offices, including zip code)

                                 (408) 735-1492

                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of class)

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 1998, as reported on the NASDAQ National Market, was approximately $35 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of March 1, 1998 the Registrant had outstanding 12,058,913 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 are incorporated by reference into Part II of this Form 10-K Report. With the exception of those portions which are incorporated by reference, the Registrant's 1997 Annual Report is not deemed filed as part of this Report.

2. Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1998 are incorporated by reference into
    Part III of this Form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 FAROUDJA, INC.

                                   FORM 10-K

                               DECEMBER 31, 1997

                                     INDEX

                                                                             PAGE
                                                                             NO.
                                                                             ----
PART I

Item 1.   BUSINESS.........................................................    3

          EXECUTIVE OFFICERS OF THE COMPANY................................   23

Item 2.   PROPERTIES.......................................................   23

Item 3.   LEGAL PROCEEDINGS................................................   24

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   24

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS........................................................   25

Item 6.   SELECTED FINANCIAL DATA..........................................   25

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS..........................................   25

Item 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........   25

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   25

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE...........................................   25

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............   25

Item 11.  EXECUTIVE COMPENSATION...........................................   25

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...   25

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................   26

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
            8-K............................................................   26

SIGNATURES .................................................................  27

    THIS FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND THE COMPANY ASSUMES NO OBLIGATIONS TO UPDATE THIS INFORMATION. NUMEROUS FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM THE RESULTS DESCRIBED IN THESE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF VARIOUS RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S FUTURE OPERATIONS SEE "FACTORS AFFECTING FUTURE OPERATING RESULTS."

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Faroudja Inc. (the "Company"), designs, develops and markets a range of video image enhancement products for the high-end home theater, industrial and broadcast markets through its wholly-owned subsidiary, Faroudja Laboratories, Inc. The Company is currently seeking to apply its technologies and experience to address opportunities in the emerging digital television ("DTV") and high definition television ("HDTV") broadcast and display environments and to facilitate the convergence of the personal computer ("PC") and the TV.

    The Company began operations in 1971 through two related companies, Faroudja Laboratories, Inc. ("FLI") and later Faroudja Research Enterprises, Inc. ("FRE"). The Company was incorporated in December 1996 under the laws of the state of Delaware to succeed to the business of FLI and FRE. Thereafter, FRE was merged into FLI with FLI surviving the merger and FLI was subsequently merged into a newly-formed wholly-owned subsidiary of the Company.

BACKGROUND

    Video images are pervasive in today's society as sources of entertainment and information. Images are displayed on a variety of electronic media including color TVs, projection systems and PCs. Historically, there has been a substantial difference in the quality of these various media, ranging from low quality TV pictures to very high quality cinema pictures. This difference resulted from a host of technical issues related to the capture, transmission and display of video images. Current technologies make it possible to replicate cinema quality on TVs, projection systems and PCs.

    With U.S. households owning approximately 250 million television sets, TV is the dominant medium for viewing video images. While TV is an integral part of modern life, it is optimized around image production, transmission and display technology created more than 40 years ago. TV signals are produced in accordance with the NTSC standard developed in the 1940s for black and white programs. This standard was last modified in the 1950s to make possible the compatible transmission of black and white and color programs. Technical compromises required to achieve compatibility introduce image degrading imperfections, known as artifacts. Additionally, analog transmission introduces noise in the TV image. While always present, these imperfections are less evident on TV screens smaller than 25 inches in size than on larger screens. Over the last decade, consumer interest in larger screen TVs has increased dramatically, fueled by decreasing equipment prices and an expanding universe of movies, sporting events and other programming available via cable TV, video cassette, direct broadcast satellite, laser disc and, most recently, digital video disc ("DVD"). As TV screen sizes have increased, impairments in the image, such as low resolution, artifacts and noise, have become more readily apparent. The better quality images produced by DVDs, digital satellite transmission and high resolution computer monitors have made viewers more discriminating and have elevated their image quality expectations.

    The Company believes that this trend will accelerate with the announced introduction of HDTV by some broadcasters in late 1998. HDTV images are expected to incorporate cinema-like image quality in a wider screen format. The Federal Communications Commission ("FCC") recently established standards for DTV broadcasting in the United States and adopted rules mandating the gradual introduction of DTV broadcasting. The FCC has targeted the eventual phase-out of analog (NTSC) broadcasting by the year 2006. Current analog broadcasting equipment is not compatible with the new DTV standards. In order to transmit digital signals in accordance with the new DTV standards, broadcasters will need to acquire new equipment, including digital transmission equipment, at costs estimated to be as high as $10 million per station. Broadcasters are seeking to reduce the costs of transitioning from analog to digital broadcasting through strategies which will allow them to continue to use much of their existing equipment.

    Advances in microprocessors, the availability of low cost memory and storage, high quality displays, sophisticated software and the emergence of the World Wide Web have fueled the growth in multimedia applications on the PC. The PC is increasingly being used to view video stored on hard disk, CD-ROM, DVD and laser disc, and video over the Internet. The Company believes that the use of the PC as an entertainment device in the future will depend in large part on the PC's ability to display TV images. Since TV signals use an interlaced format while PCs use a progressive scanning display format, a TV signal must be converted before being displayed on a PC. Until now, the interlace/progressive conversion, along with other steps in the conversion of the TV signal, has caused color distortion, motion artifacts, noise and other imperfections, which have resulted in poor video quality on the PC. Image problems become even more apparent when TV signals are viewed on a PC, as PC users sit relatively close to their screens and PC monitors have higher resolution than most TVs.

FAROUDJA SOLUTIONS

    Faroudja designs, develops and markets video image enhancement products that significantly improve images to achieve a cinema-like quality.

    The Company's products for the TV market substantially reduce the imperfections inherent in analog NTSC signals, which become increasingly apparent on large screen TV displays. The Company's technology improves picture quality by removing artifacts and noise, detecting and compensating for motion, enhancing resolution, and multiplying the number of lines displayed. Faroudja's product sales for the TV market include sales of stand alone products to home and industrial customers and board level products to original equipment manufacturer ("OEM") customers.

    Faroudja is developing products which support the transition from analog to DTV/HDTV broadcasting. As broadcasters make significant investments to satisfy regulatory requirements, the Company believes that product solutions which interface with additional necessary digital transmission equipment and current studio equipment will help broadcasters minimize transition costs and maintain flexibility in responding to evolving regulatory and market requirements. The Company is developing standards conversion and upscaling products which it believes will enable broadcasters to use much of the equipment present in their existing studios to produce programming in various DTV/HDTV video formats. The Company is currently testing prototypes of its first product in this field, the Digital Format Translator-TM-.

    The Company is also developing products and technology that are intended to solve the interlacing problem by significantly reducing the noise and artifacts inherent in the display of high quality TV pictures on PC screens.

STRATEGY

    The Company's objective is to maintain and expand its position as the industry standard of excellence for video image quality. Key elements of the Company's strategy to achieve this objective include:

    MAINTAIN AND EXTEND TECHNOLOGY LEADERSHIP. The Company intends to build upon its technology leadership in video image processing by increasing its investment in research and development. These efforts will focus on developing patentable technology and innovative products for the TV and broadcast markets. The Company also intends to leverage its image enhancement expertise in TV into broadcast, DTV display and PC products and applications.

    PENETRATE BROADER MARKET SEGMENTS. The Company has historically sold products that addressed the needs of the industrial and high-end home theater markets. The Company recently introduced a decoder and signal enhancer with prices and capabilities targeting the consumer markets. The Company intends to continue to seek opportunities in new and broader market segments, such as the converging PC and TV markets and the emerging DTV/HDTV broadcast and display markets.

    INCREASE BRAND NAME AWARENESS. The Company has established a reputation for excellence in video processing and video image enhancement in the commercial broadcast, industrial and high-end home theater markets. The Company intends to increase brand name awareness through increased advertising, the marketing of stand alone image enhancement products and video source players carrying the Company's trademarks, and co-branding agreements with OEM customers. The distribution of Company-branded and co-branded products (particularly PC/TV products) in new and broader market segments is also intended to increase Faroudja brand awareness.

    BUILD AND LEVERAGE STRATEGIC RELATIONSHIPS. The Company intends to establish and maintain strategic relationships with companies whose technology, products and product strategies complement those of the Company. Through selective licensing of its patented technologies, the Company intends to increase penetration and recognition of its capabilities in markets currently served and to facilitate migration into new markets.

    EXPAND INTERNATIONAL PRESENCE. The Company intends to expand its international presence in order to increase its export sales. These efforts will include establishing a sales force and marketing activities for the European and Asian markets, expanding the Company's international network of distributors and dealers, continuing the development of OEM relationships with customers serving international markets, such as Hughes/JVC Technology Corporation ("Hughes/JVC"), Vidikron of America, Inc. ("Vidikron"), Cinema Pro Corporation dba Runco International ("Runco") and NEC Technologies, Inc. USA ("NEC"), and product development that incorporates various international specifications.

PRODUCTS

    Faroudja designs, develops and markets a range of video image enhancement products for the TV and broadcast markets. The following table sets forth certain information regarding the Company's current stand alone industrial and home products:

      MARKET           PRODUCT                                      DESCRIPTION
-------------------  -----------  --------------------------------------------------------------------------------
TV-Image             VP401        Line quadrupler and video processor for large screen high resolution video
Enhancement/ Line    VP401U         projection system
Multiplying

                     VP201        Line doubler and video processor for large screen high resolution video
                     VP201U         projection system
                     VP251
                     VP281FD

                     VP301        Line tripler and video processor for large screen high resolution video projection system

                     VP100        Video decoder with detail and color enhancement
                     VP100P

Rear Screen System   RP4800       Rear screen projection system with line doubler

TV-Source            DV1000       DVD/CD player with detail and color enhancement
Players              LD1000       Laser disc player with audio enhancement

Broadcast            DFD-U        Low noise video decoder/frame synchronizer with video adjustments. Analog and digital red, green and blue (RGB) outputs.

                     CFD-SN       Very low noise video decoder with video adjustments and analog red, green and blue (RGB) outputs.

    TV PRODUCTS

    LINE QUADRUPLERS (VP401 AND VP401U). Faroudja line quadrupler video processors produce cinema-like images. The processors accept input from sources formatted for conventional 525-line or 625-line TV standards, and convert them into line-quadrupled, noticeably artifact-free, high resolution signals for direct-view or projection TV systems. The processors are precision instruments employing three complex digital signal processes utilizing patented technology in the fields of decoding, scan conversion and detail enhancement. These products substantially reduce color blurring, rainbow patterns, dot crawl and visible scan lines, and deliver sharp image details.

    LINE TRIPLING VIDEO PROCESSORS (VP301). The Company's line tripling video processors utilize certain of the same technologies as the Company's line quadruplers, and deliver similar results for smaller direct-view or projection TV systems.

    LINE DOUBLING VIDEO PROCESSORS (VP201, VP201U, VP251, VP281FD). The Company's line doubling video processors utilize certain of the same technologies as the Company's line quadruplers, and deliver similar results for smaller direct-view or projection TV systems.

    VP100 TV ENHANCER AND VP100P. The VP100 and VP100P set top components apply patented adaptive decoding, detail processing and color alignment correction for use in standard and large screen S-video compatible TVs. These products substantially reduce color decoding artifacts and greatly increase image detail and depth. These products offer consumers a moderately priced video enhancement technology that plugs directly into the TV unit.

    REAR PROJECTION SYSTEM (RP4800). The Company's 48 inch wide rear screen projection system incorporates a VP250 line doubling video processor. This display system is designed for customers with space, remodeling or lighting constraints and provides HDTV quality images.

    DV1000 HIGH DEFINITION DIGITAL VIDEO DISC AND CD PLAYER. The DV1000 applies custom circuitry to both video and audio processing to provide significantly enhanced image detail and depth exceeding what is expected to be available from standard DVD players.

    LD1000 HIGH DEFINITION LASER DISC AND CD PLAYER. The LD1000 applies custom circuitry for audio enhancement to provide an experience exceeding what is available from standard laser disc players.

    TV product sales as a percentage of total revenues for fiscal 1995, 1996 and 1997 were 80%, 80% and 88%, respectively.

    BROADCAST PRODUCTS

    DFD-U DIGITAL DECODER. The DFD-U uses 10-bit processing with patented decoding and bandwidth expansion circuitry to convert PAL or NTSC analog signals into the digital component data required for video compression. Additional circuits include time base correction and full frame synchronization. The combination results in a significantly artifact-free digital signal that enables additional channel capacity with reduced noise levels and higher quality video signals from MPEG video compression engines.

    CFD-SN. The CFD decodes NTSC signals into high quality, artifact-free components prior to the time the signal is transmitted. The output signal is used in applications such as studio manipulation, display and digital video compression.

    Broadcast product sales as a percentage of total revenues for fiscal 1995 , 1996 and 1997 were 20%, 16% and 2%, respectively.

    OEM PRODUCTS

    The Company has designed and developed board level products incorporating the Company's technologies for the OEM market. To date, sales from board level products have not been material.

RESEARCH AND DEVELOPMENT; NEW PRODUCTS

    The Company has devoted, and expects to continue to devote, significant resources to its research and development efforts. In 1996, the Company established a VLSI design group to develop high performance video ASICs. In June 1997, the Company expanded its VLSI department by establishing a facility in Phoenix, Arizona with five engineers. As of December 31, 1997, the Company had a staff of 29 full-time research and development personnel. During 1995, 1996 and 1997, the Company's research and development expenses were approximately $1.5 million, $2.5 million and $4.2 million, respectively. The Company anticipates that its research and development expenses will increase in absolute dollars for the foreseeable future.

    The Company has a number of products in development with introduction planned during the next several years. For the TV market, the Company is developing an advanced line multiplier and scaling video processor for very large screen high resolution systems, a video processor for liquid crystal display ("LCD") and Digital Light Processing based projector systems ("DLP") products and a video processor for less sophisticated industrial applications. The Company is also developing a 58 inch wide rear screen projection TV system incorporating the Company's line multiplication and enhancement technology. For the OEM TV projection market, the Company is developing a board level decoder with video enhancement features.

    For the broadcast market, the Company is developing an upconverter that utilizes Faroudja technology to deliver HDTV quality video images in a variety of DTV and HDTV video formats from NTSC sources. The Company is currently testing prototypes of this product which it calls the Digital Format Translator-TM-. If such testing is successful, the Company expects to begin shipment of this product in the second quarter of 1998. The Digital Format Translator-TM- is intended to provide broadcasters with the ability to leverage their existing analog equipment and systems to produce programming in various DTV/ HDTV video formats. The Company is also developing studio quality NTSC/PAL decoders for broadcast and postproduction applications.

    For the PC/TV market, the Company is in the final stages of developing a video decoder integrated circuit, which includes synchronization, time base correction and detail enhancement. The Company is also developing "Presentation Plus-TM-," a line multiplier and scaling product for high resolution video computer monitors that incorporates time base correction, image enhancement and video synchronization.

    The Company's other planned research products include expanded development of line multipliers and compression pre-processors which include noise reduction to increase compressor efficiency, and the extension of the Company's technology to low bandwidth use for such applications as teleconferencing and video telephones.

    The markets for the Company's products are characterized by evolving industry standards, rapid technological change, frequent new product introductions and short product life cycles. The Company's future success will depend, in large part, on its ability to continue to enhance its existing products, to develop new products and features to meet changing customer requirements and evolving industry standards and to identify prospective licensees and enter into royalty-generating license agreements. The Company anticipates that sales from its line multiplier product lines will experience limited growth, or may decline, in future periods. In the fourth quarter of 1997, the home theater market exhibited weakness which the Company attributes to consumer confusion over HDTV. The Company believes that such confusion and related market weakness could continue until HDTV broadcast begins as currently anticipated at the end of the third quarter of 1998. The Company expects that more than one-half of its total revenues in 1998 will be derived from licensing revenue and sales of recently introduced products, as well as products which the Company is developing. The success of new products depends on a number of factors, including proper selection and timely introduction of planned new products, successful and timely completion of product development, accurate estimation of demand for new products, market acceptance of new products of the Company and its OEM customers, the Company's ability to offer new products at competitive prices, the availability of adequate staffing to produce and sell such new products, and competition from products introduced by competitors. Certain of these factors are outside the control of the Company. Sales of the Company's board level products, and future license and royalty revenues, depend in part upon the ability of the Company's OEM customers and licensees to successfully develop and market products incorporating the Company's products or technology. The Company's products intended for the digital broadcast market are not expected to be available for sale until the second quarter of 1998. There can be no assurance that the Company's broadcast products, assuming timely development and satisfactory completion of field tests, will be accepted by the broadcast market. There can be no assurance as to the amount of royalties, if any, that the Company will receive in the future as S3 has advised the Company that it will not make any payments necessary to maintain its exclusive license rights with respect to any periods after March 31, 1998 and the Company does not currently have any other license agreements in effect pursuant to which it expects to receive substantial royalties.

    The incorporation of the Company's products into its OEM customers' product designs often requires significant expenditures by the Company, which expenditures may precede volume sales of the Company's products, if any, by one year or more. The introduction of new or enhanced products also requires the

Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand.

    There can be no assurance that the Company will identify new product opportunities, will successfully develop and bring to market new products, will achieve design wins or will respond effectively to technological changes or product announcements by others, or that the Company's new products will achieve market acceptance. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and operating results.

TECHNOLOGY

    The Company has significant expertise in a number of technologies relating to video image enhancement.

    ENCODING TECHNOLOGY. A NTSC or PAL signal consists of a luminance signal and two color-difference signals. In a conventional NTSC or PAL encoder, the color-difference signals are modulated on a subcarrier and added to the luminance signal. In this case, the spectrum of both the luminance signal and the modulated chrominance signal are mixed together, which generates "rainbow patterns," "dot crawl" and other artifacts in TV receivers. Faroudja's patented pre-filtering technology is applied to luminance and chrominance signals separately so that they will not interfere with each other. The two signals are added together without an overlaid spectrum, which significantly reduces rainbow patterns and other artifacts.

    DECODING TECHNOLOGY. The color section of the NTSC standard was originally designed with severe bandwidth restrictions. This causes colors in various video images to "blur" and "smear." These effects are aggravated by storage media, such as VHS tapes, that further degrade the chroma or color signal. The Faroudja decoder technology utilizes proprietary circuitry to recreate and correct color details. This is accomplished by making use of the sharper black and white transitions to develop a correction signal that is then used to sharpen the color transitions. As a result, colors are restored with sharp details and video images retain their original crisp image. Digital adaptive comb filter circuitry eliminates decoding errors from imperfect separation of the luminance and chrominance signals and enables the reproduction of sharper, cleaner color images. The Company's decoder technology has two separate correction circuits that create color transitions that are clear, sharp and natural by eliminating dot crawl, a rapid upward movement of colored dots on sharp vertical transitions, and hanging dots which lie underneath all the colored horizontal transitions. Dot crawl and hanging dots are easily apparent with large, highly saturated, stationary graphics such as titles and credits.

    LINE MULTIPLIER TECHNOLOGY. The line multiplier technology reduces scan line visibility resulting from utilizing a 525 line broadcast standard on today's large screen TVs by changing the interlaced video signal to a progressively scanned signal. The Company's line multiplier technology detects motion and interpolates correctly to "fill in the blanks." This technology can detect the difference between a film image that has been transferred to video or a video image that emanates from a video camera. After detecting the image type, the line multiplier technology selects its algorithm to compensate accordingly. This is critical because today's home theaters are primarily used to show films that were transferred to video, whether on tape, laser disc or off the air.

    DETAIL ENHANCEMENT TECHNOLOGY. The best video sources such as DVD (if properly recorded) provide good resolution while others such as digital satellite reception and laser discs often provide acceptable resolution. However, common sources such as broadcast or VHS tapes are noticeably deficient. The problem is compounded when scan lines are doubled or quadrupled and when other signal processing is applied. The resulting picture is free of artifacts (including visible scan lines) but dull, with loss of definition and a general blurriness. The Company's proprietary technology increases the visibility of small image details, whether horizontal or vertical, without introducing ringing or noise artifacts and without modifying large edge response. The Company's technology also uses a form of non-linear processing similar to controlled distortion. This technique expands the bandwidth of large edge signals without introducing artifacts, such as ringing, in both the horizontal and vertical domains. The combination of these two techniques results in a line doubled or quadrupled image that gives a greater feeling of depth.

    MOTION COMPENSATION TECHNOLOGY. The inherent scan and frame rate changes that are required to display the enhanced video image make motion compensation necessary in the reconstruction of the enhanced picture. TV images are transmitted in an interlaced fashion in which the picture is transmitted in two parts, the first being the odd lines of the picture, the second the even lines. This creates a time delay of 16 milliseconds between the odd and even lines of the image. If motion is present, artifacts can be generated in the conversion to a line doubled or quadrupled image. Also, while TV images are displayed at approximately 60 frames per second, cinema film sources are displayed at 24 frames per second. To ensure an image noticeably free from artifacts, the motion of the video has to be taken into account and identification of the source material as video or film is necessary. The Company's motion and film detection technology is used in most of its video enhancement products.

    NOISE REDUCTION. All analog video sources contain some degree of picture noise. This is manifested as low level moving or shimmering artifacts, or an excessive graininess in the picture. High quality digital sources such as DVDs have much reduced noise content. Noise reduction processing is required to bring analog sources, either existing archive material or new material from traditional cameras, up to digital standards. Small static details in the picture have to be distinguished from the moving noise artifacts so that correct discrimination can be accomplished. The Company makes use of its motion detection and adaptive video filtering technologies to optimize noise reduction in the video images.

    TIME BASE CORRECTION. Video sources which are being transmitted from a broadcast studio or by a satellite or cable TV head end derive line and frame scan rates from stable crystal controlled sources which are timing accurate. Video produced by consumer video cassette recorders, camcorders and, to a lesser extent, video discs are subject to timing errors, because the playback relies on the mechanical rotation of the storage medium for timing accuracy. In the case of VCRs, line lengths may vary causing color decoding and video picture alignment problems. If a VCR source is to be transmitted in the industry standard digital D1 format, this line timing variability is not permissible. The Company's time base correction technology permits its decoders not only to separate the luminance and chrominance components of the video source but to re-lock the video to a crystal reference. This stabilizes the picture, particularly when video is overlaid on other video sources, and makes it compliant with digital studio transmission standards.

    SCALING. As new video standards become available, the need to reformat the video picture by scaling in both the horizontal and vertical domains becomes more important. The Company currently produces line doublers and quadruplers which scale the picture by a factor of two. The Company has under development products which scale the picture by non-integer ratios. This will be required for the Company's PC interface products, which will permit the adjustment of the size of a video image in a window on the PC monitor. This is a completely variable scaling application. LCD panels or TI's DLP mirror products have finite numbers of pixels in the display format. At present, 800 horizontal pixels by 600 vertical pixels is a common size and was developed to match computer SVGA display sizes. In the case of video being interfaced to pixel based displays to ensure that video artifacts are not developed at the display device, the video source is scaled to convert the original number of lines to the number of lines in the display device. Non-integer scaling is employed in this transfer. Scaling will also be used in the conversion of video between traditional sources and the new DTV and HDTV formats.

SALES AND MARKETING

    Faroudja markets its products for the TV market through a network of home theater, industrial and commercial dealers as well as OEM customers. As of December 31, 1997, the Company maintained a sales force of eight persons at its headquarters in Sunnyvale, California, and five employees in regional offices. The Company's marketing programs include trade shows, training seminars, public relations and advertising. Revenues from Hughes/JVC accounted for 12.1% of total revenues in 1995. Revenues from Vidikron accounted for 10.5% of total revenues in 1996. Revenues from S3 and Vidikron accounted for 10.6% and 11.1% respectively, of total revenues in 1997.

    The Company currently distributes its home theater products through approximately 330 home theater dealers throughout the United States. This distribution channel is managed by a Company national sales manager, three regional managers, one field training manager, independent sales representatives and a customer service department.

    The Company services industrial applications, such as corporate boardrooms, executive conference centers and auditoriums, through a network of more than 70 industrial dealers. These dealers typically provide installation, product integration, on site training and customer support. This network is managed directly by a national sales manager and three regional managers.

    For the broadcast market, the Company has relied, and expects to continue to rely in the future, on direct sales and marketing. The Company has two employees who sell directly to the broadcast markets.

    The Company has OEM relationships with Runco, Vidikron and Ampro Corporation ("Ampro"). Vidikron is also integrating the VP100 decoder into certain of its projection systems, including the new Helios I projector based on Texas Instrument Incorporated's ("TI") DLP. There can be no assurance that the Company will continue to receive any revenues from any of these relationships.

    The Company has entered into co-branding arrangements with NEC and Runco pursuant to which NEC and Runco have non-exclusive distribution rights to the Company's line multiplier products. NEC and Runco are required to purchase a certain minimum number of units per year to maintain their rights to co-brand Company products. Under the NEC agreement, the Company has afforded NEC certain price protections with respect to products listed therein. Specifically, in the event of a price decrease for any such product, the Company will provide a credit equal to the decrease for all such products remaining in inventory at NEC. The Company has also entered into a co-branding arrangement with Ampro for the development and sale of decoder boards for incorporation into the Ampro three chip DLP product. There can be no assurance that the Company will continue to receive any revenues from any of these arrangements.

    In 1995, 1996 and 1997, the Company generated approximately 13.1%, 15.3%, and 13.2%, respectively, of its total revenues from export sales. The decrease in the percentage of total revenues generated from export sales in 1997 from the prior year was primarily due to (i) increased sales to certain U.S. customers which, the Company believes, in turn exported the Company's products and (ii) a reduction in international sales personnel. The Company intends to expand its international presence in order to increase its export sales and intends to hire a sales manager in 1998 to handle export sales. Consequently, the Company believes that export sales will increase as a percentage of total revenues in future periods. The Company has a non-exclusive worldwide distribution arrangement with Vidikron pursuant to which Vidikron distributes the Company's line doublers and line quadruplers. Further, Faroudja has a non-exclusive worldwide distribution arrangement with Hughes/JVC for the industrial and consumer market. Hughes/JVC distributes Faroudja's line doublers, quadruplers and broadcast products. In addition, Faroudja has distributors or dealers in over 35 countries worldwide. Export sales to international customers entail a number of risks, including unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potential adverse taxes, currency exchange fluctuations, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control.

    The Company's future success will depend, in large part, on the continued efforts of its network of direct and indirect distributors and dealers. The loss of, or reduction in sales to any of the Company's key customers could have a material adverse effect on the Company's operating results.

    The Company's business is characterized by short lead times and quick delivery schedules. As a result, the Company does not believe that backlog at any given time is a meaningful indication of future sales.

MANUFACTURING

    TV AND BROADCAST PRODUCTS. The Company's manufacturing operations are located in Sunnyvale, California and consist mainly of materials procurement, final assembly, testing, quality assurance and shipping of products. The only product assembly performed by the Company is final assembly, which consists of building chassis and installing circuit boards and wires and cables. The Company performs testing and quality assurance of all products, except for rear projection systems, at its Sunnyvale facilities and plans to expand its in-house automated testing efforts as its product volume increases.

    The Company subcontracts other manufacturing functions, including the production of its printed circuit boards. Bestronics, Inc. ("Bestronics") assembles more than 80% of the Company's circuit boards. The Company's reliance on independent printed circuit board assemblers limits its control over delivery schedules, quality assurance and product cost. The Company also relies on suppliers for components, such as DC Electronics, Inc. ("DC Electronics") which builds all of the Company's wire and cable harnesses.

    The Company's RP4800 Rear Projection System utilizes a projector chassis provided by Audio Video Source, Inc. ("AVS") and modified to the Company's specifications. AVS also manufactures the RP4800 for the Company on a contract basis including integrating, assembling and testing the various components of the system.

    Disruption in service by any of the Company's subcontractors or the Company's suppliers could lead to supply constraints or delays in the delivery of the Company's products. Such supply constraints or delays could have a material adverse effect on the Company's business, operating results and financial condition.

    WAFER FABRICATION. The Company contracts all of its wafer fabrication, assembly and testing to independent foundries and contractors, which enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. As the Company continues to develop ASIC products, it will continue to contract out its wafer production. The Company's engineers work closely with the Company's foundries and subcontractors to increase yields, lower manufacturing costs and assure quality. The Company's primary foundry is SGS-Thomson Microelectronics, Inc. ("SGS-Thomson"). In addition, Micro Devices Technology, Inc. ("MDT") and TEMIC North America, Inc. ("TEMIC") have manufactured the Company's integrated circuits since 1993 and 1996, respectively. Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.8 micron feature sizes. New devices that are being designed are in 0.5 micron and 0.35 micron sizes. The Company currently purchases products from all of its foundries under individually negotiated purchase orders. The Company does not currently have a long-term supply contract with any of its wafer fabrication foundries and, therefore, none are obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. The Company's reliance on independent foundries and assembly and testing houses involves a number of risks.

COMPETITION

    The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price competition. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products or technologies which may be less costly or provide higher performance or more desirable features than the Company's products. The Company's existing and potential competitors include several large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company. In the market for TV video processors, the Company's principal competitors are DWIN Electronics, Inc. ("DWIN"), Extron Electronics ("Extron"), NEC, Snell & Wilcox, Inc. ("Snell & Wilcox"), Sony Corporation ("Sony") and Yamashita Engineering Manufacturing, Inc. ("YEM"). In the market for broadcast products, the Company's principal competitors are Extron, Leitch Incorporated ("Leitch"), Matsushita Consumer Electronics Co. ("Matsushita"), Snell & Wilcox, Sony Broadcast Products, Incorporated ("Sony Broadcast") and Vistek Electronics, Ltd. ("Vistek"). As the Company's products penetrate broader markets and as these markets become commercial markets, the Company expects to face competition from diversified electronic and semiconductor companies.

    Yves Faroudja, the Company and General Instrument Corporation ("GI") are parties to a royalty free, world-wide license agreement dated May 1, 1996 pursuant to which GI licensed certain patents to the Company and the Company licensed certain patents to GI relating to video compression and decompression. As a result of that agreement, GI could produce products in the field of scan conversion of source material presented to a compression system competitive with the Company's upconverter.

    The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products which could compete with the Company's technologies and products. At the present, the Company believes that S3 and GI are licensees which could compete with certain of the Company's technologies and products.

    Certain of the Company's principal competitors maintain their own manufacturing facilities, including semiconductor foundries, and may therefore benefit from certain capacity, cost and technical advantages. Since the Company does not operate its own semiconductor manufacturing, assembly or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities. The failure of the Company to introduce lower cost versions of its products in a timely manner or to successfully manage its manufacturing, assembly and testing relationships would have a material adverse effect on its business, operating results and financial condition.

    The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video image enhancement technology depends on a number of factors, including protection of its proprietary technology and information, the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors.

    The Company has licensed and intends to continue to license its technologies and intellectual property. The Company also offers for sale board level or chip level products, developed by or for the Company, which implement certain of the Company's technologies. The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products which could compete with the Company's technologies and products. While the Company may sell board level or chip level products and receive royalties from such licensees, there can be no assurance that the technologies and products offered by such licensees and OEM customers will not compete directly with those of the Company, have performance, cost or other advantages over those of the Company or have an adverse impact on the sales or other licensing activities of the Company.

PROPRIETARY RIGHTS AND LICENSES

    The Company's future success depends in part upon its ability to protect its proprietary technology and information. Although the Company relies on a combination of licensed patents, copyrights, trademarks, trade secrets and licensing arrangements with third parties to protect certain of its intellectual property, the Company believes that factors such as the technological and creative skills of its personnel and the success of its ongoing product development efforts are more important in maintaining its competitive position. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to its proprietary information. Yves Faroudja, the Company's founder and Chief Technical Officer, personally holds or was assigned 35 U.S. and 8 foreign patents, and 7 U.S. and 22 foreign patent applications, which have been licensed to the Company, and on which the Company depends for the enhancement of its current products and the development of future products. Mr. Faroudja has granted the Company a perpetual, royalty-free, license to use patented and unpatented technologies developed by him prior to January 20, 1997. As the Company is a licensee of such patents and applications, it is subject to risks not generally faced by other companies which own the intellectual property upon which their businesses rely. There can be no assurance that patents will issue from any pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the licensed patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States, and thus, may increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    The video image enhancement and related industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company may from time to time be subject to proceedings alleging infringement by the Company of intellectual property rights owned by third parties. If necessary or desirable, the Company may seek licenses under such intellectual property rights. However, there can be no assurance that such licenses will be offered or that the terms of any offered license will be acceptable to the Company. The failure to obtain such a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.

    The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. For example, in January 1997 and May 1997, the Company filed actions against DWIN and Snell & Wilcox, respectively, seeking relief and damages for the infringement of US Patent Number 4,876,596 owned by Yves Faroudja and licensed to the Company. DWIN and Snell & Wilcox have raised defenses and counterclaims that the patent is invalid and not infringed.

EMPLOYEES

    As of December 31, 1997, the Company had 71 full-time and nine part-time and contract employees, including 29 full-time employees primarily involved in research and development activities, 13 in marketing and sales, 11 in finance and administration and 18 in manufacturing and quality assurance. Most employees are based at the Company's headquarters in Sunnyvale, California. The Company's employees are not represented by any collective bargaining unit with respect to their employment with the Company, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company intends to expand its employee base in 1998, primarily in research and development and sales and marketing, and believes that its future success will depend largely on its ability to attract and retain highly-skilled managerial, sales and marketing personnel. Competition for such personnel is intense. The Company's future success will depend to a significant extent upon the continued services of members of senior management and other key employees of the Company. The loss of the service of any of these individuals could have a material adverse effect on the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

    POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's operating results have varied in the past and are likely to vary significantly in the future from period to period as a result of a number of factors, including the volume and timing of orders received during the period, fluctuations in the amount and timing of license and royalty revenues, the timing of new product introductions by the Company and its competitors, demand for and market acceptance of the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products, changes in product or distribution channel mix, product returns or price protection charges from customers and the unexpected loss of key customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the markets for the Company's products, the Company's failure to introduce new, competitive products consistently and in a timely manner could materially adversely affect operating results for one or more product cycles. The Company had a license agreement with S3 pursuant to which the Company received quarterly prepaid license fees to maintain exclusivity. S3 has advised the Company that it will not make any payments necessary to maintain its exclusive license rights with respect to any periods after March 31, 1998.

    Gross margins may vary from period to period as a result of a number of factors, including the mix of products sold, new product introductions, fluctuations in the receipt of license and royalty revenues and the mix of distribution channels. The Company's gross margins may also be adversely affected by shortages in the availability of key components for the Company's products. To maintain favorable margin levels on product sales, the Company must introduce new products, must introduce enhanced versions of its products, and must continue its cost reduction efforts. The Company anticipates that it will incur lower overall gross margins in future periods as it introduces lower margin products for consumer markets.

    Customers generally order on an as-needed basis and, accordingly, the Company has historically operated with a relatively small backlog. Notwithstanding the difficulty in forecasting future sales and the relatively small level of backlog at any given time, the Company generally must plan production, order components and undertake its development, sales and marketing activities and other commitments months in advance of orders for its products. Accordingly, any shortfall in revenues in a given quarter may adversely impact the Company's operating results due to an inability to adjust expenses during the quarter to offset any reduced level of revenues for the quarter.

    The Company currently derives a substantial portion of its total revenues from the sale of a relatively small number of high priced products. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Consequently, the Company's total revenues and operating results for a quarter depend upon the Company obtaining orders or products to be shipped in the same quarter. In addition, from time to time, a significant portion of the Company's sales have been derived from sales of multiple products to a limited number of customers. The volume and timing of orders received during a quarter are difficult to forecast. As a result of the Company's typical sales cycle, a disproportionate percentage of the Company's total revenues in any quarter may be generated in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. A delay in shipment near the end of a particular quarter, due, for example, to an unanticipated shipment rescheduling, to cancellations by customers or to unexpected manufacturing difficulties experienced by the Company or its suppliers may cause total revenues in a particular quarter to fall significantly below the Company's expectations and may thus materially adversely affect the Company's operating results for such quarter. The Company's industry is subject to a high degree of seasonality, and demand for the Company's products has historically been highest in the third and fourth quarters of each calendar year. As a result, sales are typically highest in these quarters and may be lower in following quarters.

    RISKS ASSOCIATED WITH NEW MARKETS AND APPLICATIONS; MARKET ACCEPTANCE. A substantial portion of the Company's revenues in 1997 were derived from sales of products that address the high-end home theater and industrial TV markets. Certain of the Company's current products and certain of its planned future products generally address markets that are not now and may never become substantial commercial markets. The Company's future growth will depend, in large part, on the Company's ability to identify new markets for its products and to apply its video enhancement technology to evolving markets and applications that require superior visual images. There can be no assurance that these markets will become substantial commercial markets or that they will evolve in such a manner that the Company's products achieve market acceptance. The Company also intends to exploit what it believes will be the convergence of the TV and PC markets. There can be no assurance that the TV and PC markets will converge, that this new market will present substantial commercial opportunities, or that the Company's products will adequately address this market in a timely manner. The Company has experienced, and expects to continue to experience, technological and pricing constraints that may preclude the development of products that address emerging markets. There can be no assurance that the Company or its OEM customers will continue their existing product development efforts, or, if continued, that such efforts will be successful, that markets will develop in a timely manner, or at all, for any of the Company's or such customers' products, or that the Company's and its customers' products will not be superseded by other technology or products.

    RISKS ASSOCIATED WITH CHANGING TV STANDARDS. The Company is developing products that are designed to conform with certain current industry broadcast standards. However, there can be no assurance that manufacturers will continue to follow these standards or that competing standards will not emerge which will be preferred by manufacturers or consumers. The acceptance of the Company's products also depends in part upon third-party content providers developing and marketing content for end user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

    The FCC has required broadcasters to begin broadcasting digital signals in May 1999, targeting the phase out of the current analog signals by the year 2006. There is considerable uncertainty among broadcasters and providers of broadcast, reception and display equipment as to how DTV will be implemented, as to how broadly and rapidly DTV will be deployed, and as to when, if ever, analog TV will be discontinued. There can be no assurance that the market for the Company's products will continue following the introduction of DTV or if competing standards or technologies emerge that are preferred by manufacturers and consumers. In addition, there can be no assurance that DTV and related products will gain market acceptance or that third-party content providers will develop and market content for end user systems using a digital format or a format compatible with the Company's products. There can be no assurance that such factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

    DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND RISK OF TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by evolving industry standards, rapid technological change, frequent new product introductions and short product life cycles. The Company's future success will depend, in large part, on its ability to continue to enhance its existing products, to develop new products and features to meet changing customer requirements and evolving industry standards and to identify and enter into royalty-generating license agreements with prospective licensees. The Company anticipates that sales from its line multiplier product lines will experience limited growth, or may decline, in future periods. In the fourth quarter of 1997, the home theater market exhibited weakness which the Company believes is attributable to consumer confusion over HDTV. The Company believes that such confusion and related market weakness could continue until HDTV broadcast begins as currently anticipated at the end of the third quarter of 1998. The Company expects that more than one-half of its total revenues in 1998 will be derived from licensing revenue and sales of recently introduced products, as well as products which the Company is developing. The success of new products depends on a number of factors, including proper selection and timely introduction of planned new products, successful and timely completion of product development, accurate estimation of demand for new products, market acceptance of new products of the Company and its OEM customers, the Company's ability to offer new products at competitive prices, the availability of adequate staffing to produce and sell such new products, and competition from products introduced by competitors. Certain of these factors are outside the control of the Company. Sales of the Company's board level products, and future license and royalty revenues, depend in part upon the ability of the Company's OEM customers and licensees to successfully develop and market products incorporating the Company's products or technology. The Company's products intended for the digital broadcast market are not expected to be available for sale until the second quarter of 1998. There can be no assurance that the Company's broadcast products, assuming timely development and satisfactory completion of field tests, will be accepted by the broadcast market. There can be no assurance as to the amount of royalties, if any, that the Company will receive going forward as S3 has advised the Company that it will not make any payments necessary to maintain its exclusive license rights with respect to any periods after March 31, 1998 and the Company does not currently have any other license agreements in effect pursuant to which it expects to receive substantial future royalties.

    The incorporation of the Company's products into its OEM customers' product designs often requires significant expenditures by the Company, which expenditures may precede volume sales of the Company's products, if any, by one year or more. The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand.

    There can be no assurance that the Company will identify new product opportunities, will successfully develop and bring to market new products, will achieve design wins or will respond effectively to technological changes or product announcements by others, or that the Company's new products will achieve market acceptance. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and operating results.

    COMPETITION. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price competition. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products or technologies which may be less costly or provide higher performance or more desirable features than the Company's products. The Company's existing and potential competitors include several large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company. In the market for TV video processors, the Company's principal competitors are DWIN, Extron, NEC, Snell & Wilcox, Sony and YEM. In the market for broadcast products, the Company's principal competitors are Extron, Leitch, Matsushita, Snell & Wilcox, Sony Broadcast and Vistek. As the Company's products penetrate broader markets and as these markets become commercial markets, the Company expects to face competition from diversified electronic and semiconductor companies.

    The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video image enhancement technology depends on a number of factors, including protection of its proprietary technology and information, the price, quality and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors.

    Yves Faroudja, the Company and GI are parties to a royalty free, world-wide license agreement dated May 1, 1996 pursuant to which GI licensed certain patents to the Company and the Company licensed certain patents to GI relating to video compression and decompression. As a result of that agreement, GI could produce products in the field of scan conversion of source material presented to a compression system competitive with the Company's proposed upconverter.

    The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products which could compete with the Company's technologies and products. At the present, the Company believes that S3 and GI are licensees which could compete with certain of the Company's technologies and products.

    Certain of the Company's principal competitors maintain their own manufacturing facilities, including semiconductor foundries, and may therefore benefit from certain capacity, cost and technical advantages. Since the Company does not operate its own semiconductor manufacturing, assembly or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities. The failure of the Company to introduce lower cost versions of its products in a timely manner or to successfully manage its manufacturing, assembly and testing relationships would have a material adverse effect on its business, operating results and financial condition.

    The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video technology depends on a number of factors, including protection of its proprietary technology and information, the price, quality and performance of the Company's and its competitors products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain and locate adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors.

    DEPENDENCE ON STRATEGIC RELATIONSHIPS. The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on Runco and Vidikron to sell products which incorporate the Company's technology and a failure by these companies to make such sales will adversely affect the Company's total revenues in the future. There can be no assurance that the Company will identify new strategic partners or enter into additional strategic relationships or that any of the Company's strategic relationships will result in the introduction of new products incorporating the Company's technology or will result in substantial revenues for the Company. In the event that the Company's strategic relationships fail to result in substantial revenues to the

Company, the Company's business, financial condition and operating results will be materially adversely affected.

    The Company has licensed and intends to continue to license its technologies and intellectual property. The Company also offers for sale board level or chip level products, developed by or for the Company, which implement certain of the Company's technologies. The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products which could compete with the Company's technologies and products. While the Company may sell board level or chip level products and receive royalties from such licensees, there can be no assurance that the technologies and products offered by such licensees and OEM customers will not compete directly with those of the Company, have performance, cost or other advantages over those of the Company or have an adverse impact on the sales or other licensing activities of the Company.

    RISKS ASSOCIATED WITH EXPORT SALES AND OPERATIONS. The Company intends to expand its international presence in order to increase its export sales and believes that export sales will increase as a percentage of total revenues in future periods. Export sales to international customers entail a number of risks, including unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse taxes, currency exchange fluctuations, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. The Company would also be subject to general geopolitical risks in connection with international operations, such as political, social and economic instability, potential hostilities and changes in diplomatic and trade relationships. Although the Company has not to date experienced any material adverse effect on its operations as a result of such regulatory, geopolitical and other factors, there can be no assurance that such factors will not adversely affect the Company's operations in the future or require the Company to modify its current business practices. There can be no assurance that one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition and operating results or require the Company to modify its current business practices.

    DISTRIBUTION RISKS; DIVERSIFICATION OF SALES CHANNELS. The Company sells its products domestically and internationally through distributors and dealers, as well as to OEM customers, and the Company's success depends on the continued efforts of its network of direct and indirect distributors and dealers. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse affect on the Company's operating results. The short life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the video imaging industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the Company to reduce prices in a manner or at a time which has a material adverse impact upon the Company's business, financial condition and operating results.

    An integral element of the Company's strategy is to enhance and diversify its international and domestic distribution channels. The Company's ability to achieve revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel, distributors and resellers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel or that such third-party distributors will recommend, or continue to recommend, the Company's products or devote sufficient resources to market and provide the necessary customer support for such products. All of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

    RELIANCE ON INDEPENDENT FOUNDRIES AND MANUFACTURING. The Company currently relies on independent foundries to manufacture, assemble and test all of its semiconductor components and products. These independent foundries fabricate products for other companies and may also manufacture products of their own design. The Company currently purchases products from all of its foundries pursuant to individually negotiated purchase orders. The Company does not have a long-term supply contract with any of these foundries, and, therefore, none of them is obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order.

    The Company's reliance on independent foundries involves a number of risks, including the inability to obtain adequate capacity, unavailability of or interruption of access to certain process technologies, reduced control over delivery schedules, quality assurance, manufacturing yields and cost, and potential misappropriation of the Company's intellectual property. From time to time, the semiconductor industry has experienced severe capacity constraints, and this pattern is expected to continue. The Company obtains foundry capacity through forecasts that are generated in advance of expected delivery dates, and the Company places purchase orders up to six months prior to scheduled delivery. The Company's ability to obtain the foundry capacity necessary to meet the demand for its products is based in part on its ability to accurately forecast demand. If the Company fails to accurately forecast its future demand, the Company may be unable to obtain adequate supplies of integrated circuits on a timely basis. There can be no assurance that the Company will be able to accurately forecast the demand for its products or obtain sufficient foundry capacity in the future. In addition, the Company's obligation to place purchase orders in advance of delivery subjects the Company to inventory risks, including the risk of obsolescence.

    While the Company has not experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future. In the event that any of the Company's foundries are unable or unwilling to produce sufficient supplies of the Company's products in required volumes at acceptable costs, the Company will be required to reallocate production among its other existing foundries or to identify and qualify acceptable alternative foundries. This qualification process could take six months or longer, and no assurance can be given that any additional source would become available to the Company or would be in a position to satisfy the Company's production requirements on a timely basis. The loss of any of the Company's foundries as a supplier, the inability of the Company in a period of increased demand for its products to expand supply or the Company's inability to obtain timely and adequate deliveries from its current or future suppliers could reduce or delay shipments of the Company's products. Any of these developments could damage relationships with the Company's current and prospective customers and could have a material adverse effect on the Company's business, financial condition and operating results.

    The Company subcontracts the manufacturing of its broadcast and TV products pursuant to individually negotiated purchase orders. The Company does not have any long term agreements with its subcontractors and contract manufacturers. The Company's reliance on third-party manufacturers limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assemblers or other circumstances that would require the Company to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of the Company's products. In addition, the need for high quality assurance by the Company may increase costs paid by the Company to third parties for manufacturing and assembly of the Company's products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and operating results.

    LIMITED PROTECTION OF PROPERTY RIGHTS: RISK OF THIRD PARTY
INFRINGEMENT. The Company's future success depends in part upon its ability to protect its technology and information. The Company seeks to protect its intellectual property rights and to limit access to its proprietary information through a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and licensing arrangements, all of which afford only limited protection. There can be no assurance that patents will issue from any pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the licensed patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States, and thus, may increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

    There can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid, will be adequate to prevent misappropriation of its technology or will prevent the development of competitive products. Additionally, there can be no assurance that the Company will be able to license or obtain patents or other intellectual property protection in the future.

    Substantially all of the intellectual property used by the Company is licensed to the Company by Yves Faroudja. The Company faces certain risks because the Company is a licensee and not the owner of such intellectual property rights. Under his agreement with the Company, Mr. Faroudja retains the non-exclusive right to license his patents and technologies to third parties for use outside the Company's field of use. Notwithstanding the particular terms of the license agreement with Mr. Faroudja, the Company faces the risk that he may attempt to terminate the granted licenses and that such an attempt may be successful or that the response to such attempt may consume substantial financial and personnel resources. In the event the Company's resources are so consumed, such consumption may have a material adverse affect on the Company's business, financial condition and operating results.

    The video image enhancement and related industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigations. The Company may from time to time be subject to proceedings alleging infringement by the Company of intellectual property rights owned by third parties. If necessary or desirable, the Company may seek licenses under such intellectual property rights. However, there can be no assurance that such licenses will be offered or that the terms of any offered license will be acceptable to the Company. The failure to obtain such a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology.

    The Company may initiate claims or litigations against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a favorable determination for the Company and such diversion may have a material adverse effect on the Company's business, financial condition and operating results. In addition, such litigation could result in the assertion of counter claims against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, attorney fees, costs and expenses, to cease infringing a third-party's intellectual property rights (including, marketing, using, selling and importing infringing products, and employing infringing methods or processes), to expend significant resources to develop non-infringing technology, or to obtain licenses to the technology allegedly infringed. There can be no assurance that the Company would be successful in such development or that any such license would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. In the event that any third party makes a successful intellectual property claim against the Company or its customers, the Company's business, financial condition and operating results could be materially adversely affected.

    DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES. The Company's future success will depend to a significant extent upon the continued service of members of senior management and other key employees of the Company, particularly Yves Faroudja, the Company's founder and Chief Technical Officer ("CTO"), and Michael Moone, the Company's President and Chief Executive Officer. The loss of the service of any of these individuals could have a material adverse effect on the Company. Mr. Faroudja has entered into an agreement with the Company pursuant to which he will serve as the Company's CTO until a new CTO is identified and hired. Thereafter, Mr. Faroudja will serve as a Senior Fellow to the Company, advising the Company in a variety of areas, with time to be devoted at Mr. Faroudja's discretion. The Company does not maintain key man life insurance on any of its employees. The Company believes that its future success will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. Competition for such personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition and operating results.

    SHARES ELIGIBLE FOR FUTURE SALES. Sales of substantial amounts of Common Stock (including shares issued upon the exercise of outstanding options) in the public market could materially adversely affect the market price of the Company's Common Stock. Such sales might also make it more difficult for the Company to sell equity securities or equity related securities in the future at a time and price that the Company deems appropriate. As of December 31, 1997 there were 12,058,913 shares of Common Stock outstanding, 8,608,913 of which are "restricted" shares under the Securities Act of 1993, as amended (the "Securities Act"). In addition to the 3,450,000 shares currently available for sale in the public market, approximately 8,608,913 shares will be available for sale in the public market on April 28, 1998 upon expiration of certain lockup agreements and pursuant to Rules 144, 144(k) or 701 promulgated under the Securities Act, subject in some cases to certain volume and other resale restrictions pursuant to Rule 144. In addition, the Company is required to register for re-sale by April 28, 1998 an aggregate of 8,200,000 shares of Common Stock. The Company intends to register on a registration statement on Form S-8 a total of 2,442,620 shares of Common Stock for issuance pursuant to the Company's 1995 Stock Option Plan (the "1995 Option Plan"), 1997 Performance Stock Option Plan (the "1997 Option Plan"), 1997 Directors Stock Option Plan (the "Directors Plan") and the 1997 Employee Stock Purchase Plan ("Purchase Plan"). BancAmerica Robertson Stephens in its sole discretion and at any time without notice can release all or any portion of the securities subject to lock-up agreements.

POSSIBLE VOLATILITY OF STOCK PRICE

    Factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales of the Company's Common Stock into the public market, developments in the Company's relationships with its customers, distributors and suppliers, shortfalls or changes in total revenues, gross margin, earnings or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market or the market served by the Company's customers or the economy could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not decline substantially from the initial public offering price, or otherwise experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

EXECUTIVE OFFICERS OF THE COMPANY

    Set forth below is the name, age and offices held with the Company of each of the executive officers of the Company as of March 15, 1998 and such executive officers' other business experience during the past five years. Except as otherwise indicated, each such executive officer was elected at the meeting of the Board of Directors held after the annual meeting of stockholders held on August 12, 1997. The term of office for each executive officer extends until the next meeting of the Board of Directors for the election of officers and until their respective successors are duly elected.

    MICHAEL J. MOONE (age 51) has served as President, Chief Executive Officer and a director of the Company since joining the Company in July 1996. From February 1995 to June 1996, Mr. Moone was President, Chief Executive Officer and a director of Healthrider, Inc., a home fitness equipment supplier. In June 1993, he co-founded Kid One, Inc., a developer of electronic toys and games, and served as its Chief Executive Officer and a director through February 1995. In 1985, Mr. Moone founded Merchantec International, a credit card processing company, and served as its President, Chief Executive Officer and a director through May 1993.

    YVES C. FAROUDJA (age 64) is co-founder of the Company and has served as a director of the Company since its inception in 1971. Mr. Faroudja served as the Company's President from 1971 to July 1996, has been the Company's Chief Technical Officer since July 1996 and is currently Chairman of its Executive Committee of the Board of Directors.

    MICHAEL C. HOBERG (age 46) joined the Company in December 1996 as Vice President--Finance and Chief Financial Officer. From March 1995 to December 1996. Mr. Hoberg was Principal Accounting Officer of DSP Group, Inc. ("DSP"), a semiconductor company, and from January 1994 to March 1995 he was DSP's Corporate Controller. From March 1992 to January 1994, Mr. Hoberg served as Vice President of Finance and Chief Financial Officer at Arix Corporation ("Arix"), a UNIX superminicomputer manufacturer, and from 1989 to March 1992 was Arix's Corporate Controller.

    DONALD S. BUTLER (age 52) joined the Company in May 1996 as Vice President and General Manager of the VLSI Division. In October 1996, as Vice President--Engineering, he assumed responsibility for all engineering functions other than research and development. Prior to joining the Company, Mr. Butler was Vice President of Engineering at the Integrated Systems Center of GI, a manufacturer of satellite and cable TV equipment, a position he held from 1989 to May 1996. From 1974 to 1989, he held several engineering and engineering management positions within GI's Microelectronics Division.

    THOMAS A. HARVEY (age 49) joined the Company in June 1997 as Vice President--Sales and Marketing. From September 1990 to May 1997, Mr. Harvey was Senior Vice President of the Western Zone Sales Consumer Products Group of Sony Electronics, Inc. ("Sony Electronics"), a leading electronics supplier. From June 1989 to August 1990, Mr. Harvey was the President of the Consumer Sales Company division of Sony Electronics. From August 1987 to May 1989, he was the President of the Consumer Audio Products group of Sony Electronics.

    KENNETH S. BOSCHWITZ (age 44) joined the Company in June 1997 as Vice President--Business Development and General Counsel. From May 1984 to September 1996, Mr. Boschwitz held various legal and management positions with GI, including Vice President & General Counsel of GI's Communications Division.

ITEM 2.  PROPERTIES

    The Company's headquarters is located in approximately 20,000 square feet of space in Sunnyvale, California pursuant to a lease which expires September 30, 2003. In 1997, the Company also entered into a lease for approximately 10,000 square feet to expand its headquarters in Sunnyvale, California which expires in September 2003 and for approximately 2,000 square feet for a research and development facility in Phoenix, Arizona which expires in June 1999. The aggregate annual gross rent for the Company's facilities was approximately $186,000 in 1996 and $289,000 in 1997, and the Company estimates that this amount will increase to approximately $431,000 in 1998.

ITEM 3.  LEGAL PROCEEDINGS

    In January 1997 and May 1997, the Company filed actions against DWIN and Snell & Wilcox, respectively, seeking relief and damages for the infringement of US Patent Number 4,876,596, which was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN and Snell & Wilcox have raised defenses and counterclaims that the patent is invalid and not infringed. The actions against DWIN and Snell & Wilcox were filed in the United States District Court, Northern District of California, San Jose Division as Civil Action No. C-97 20010 SW (PVT) and Civil Action No. C-97 20422 SW (PVT), respectively. The Company is seeking an injunction and unspecified monetary damages against both DWIN and Snell & Wilcox. DWIN and Snell & Wilcox have filed counterclaims seeking declaratory judgements that all of the claims of the patents are invalid and/or that US Patent Number 4,876,596 has not been infringed. They are also seeking recovery of their respective attorneys' fees and costs. Discovery has commenced in both matters. The Company's management believes that a finding that all of the claims of the patent are invalid or that the patent has not been infringed in one or both actions would not have a material adverse effect on the Company because the Company's products and business are protected by a variety of patents and the Company will remain competitive even in the absence of the protection afforded by the patent which is the subject of these litigation matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The section labeled "Price Range of Common Stock" appearing on page 14 of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (the "1997 Annual Report") is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The section labeled "Selected Consolidated Financial Data" appearing on page 14 of the Registrant's 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The section labeled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 19 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

    Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and related notes and independent auditors report appearing on pages 20 through 32 of the 1997 Annual Report are incorporated herein by reference.

    The section labeled "Quarterly Data" appearing on page 14 of the 1997 Annual Report is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information concerning directors of the Company is incorporated herein by reference from the Registrant's definitive proxy statement to be filed for the annual meeting of stockholders to be held on June 10, 1998 ("1998 Proxy Statement"). Information concerning the executive officers of the Registrant is included in Part I, page 23, of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

    The section labeled "Executive Compensation" of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The section labeled "Security Ownership of Certain Beneficial Owners" of the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The section labeled "Certain Relationships and Related Transactions" of the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) The following documents have been filed as a part of this Annual Report on Form 10-K.

    1.  Index to Financial Statements.

    The following financial statements and related notes and auditor's reports are included in the 1997 Annual Report and are incorporated herein by reference pursuant to Item 8.

                                                                                 PAGE IN 1997
DESCRIPTION                                                                      ANNUAL REPORT
-------------------------------------------------------------------------------  -------------
Consolidated Balance Sheets as of December 31, 1997 and 1996...................            20

Consolidated Statements of Income for the years ended December 31, 1997, 1996
  and 1995.....................................................................            21

Consolidated Statements of Stockholders' Equity for the years ended December
  31, 1997, 1996 and 1995......................................................            22

Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995.............................................            23

Notes to Consolidated Financial Statements.....................................      24 to 31

Report of Ernst & Young LLP, Independent Auditors..............................            32

    2.  Index to Financial Statement Schedules.

    The following financial statement schedules and related auditor's reports are filed as part of this Annual Report on Form 10-K:

                                                                                   PAGE IN THIS
                                                                                   ANNUAL REPORT
DESCRIPTION                                                                        ON FORM 10-K
-------------------------------------------------------------------------------  -----------------
Schedule II: Valuation and Qualifying Accounts.................................            S-1

    All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

    3.  Exhibits

    The exhibits noted in the accompanying Index to Exhibits on pages 30 to 31 are filed as part of this Annual Report on Form 10-K.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FAROUDJA, INC.

                                By:             /s/ MICHAEL J. MOONE
                                      ---------------------------------------
                                                  Michael J. Moone
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                Date: March 27, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chief Executive Officer,
     /s/ MICHAEL J. MOONE         President and Director
------------------------------    (Principal Executive         March 27, 1998
       Michael J. Moone           Officer)

                                Vice President--Finance and
    /s/ MICHAEL C. HOBERG         Chief Financial Officer
------------------------------    (Principal Financial and     March 27, 1998
      Michael C. Hoberg           Accounting Officer)

                                Chief Technical Officer,
     /s/ YVES C. FAROUDJA         Director and Chairman of
------------------------------    the Executive Committee,     March 27, 1998
       Yves C. Faroudja           Secretary

    /s/ WILLIAM J. TURNER
------------------------------  Director                       March 27, 1998
      William J. Turner

    /s/ KEVIN B. KIMBERLIN
------------------------------  Director                       March 27, 1998
      Kevin B. Kimberlin

    /s/ MATTHEW D. MILLER
------------------------------  Director                       March 27, 1998
      Matthew D. Miller

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

     /s/ WILLIAM N. SICK
------------------------------  Director                       March 27, 1998
       William N. Sick

     /s/ MERV L. ADELSON
------------------------------  Director                       March 27, 1998
       Merv L. Adelson

   /s/ STUART D. BUCHALTER
------------------------------  Director                       March 27, 1998
     Stuart D. Buchalter

                                 FAROUDJA, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                         BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE
                                                          BEGINNING      COSTS AND        OTHER       DEDUCTIONS      END OF
                                                          OF PERIOD      EXPENSES       ACCOUNTS          (1)         PERIOD
                                                        -------------  -------------  -------------  -------------  -----------
Year ended December 31, 1997 deducted from asset
  accounts:
  Allowance for doubtful accounts.....................    $     110      $     101                     $      44     $     167
                                                              -----          -----          -----          -----         -----
Year ended December 31, 1996 deducted from asset
  accounts:
  Allowance for doubtful accounts.....................    $      10      $     143      $  --          $      43     $     110
                                                              -----          -----          -----          -----         -----
Year ended December 31, 1995 deducted from asset
  account:
  Allowance for doubtful account......................    $      10      $  --          $  --          $  --         $      10
                                                              -----          -----          -----          -----         -----

------------------------

(1) Uncollectible accounts written off, net of recoveries.

                                 FAROUDJA, INC.

                               INDEX TO EXHIBITS

                                  (ITEM 14(C))

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
       3.1   The Company's Restated Certificate of Incorporation, as amended on August 12, 1997. (1)
       3.2   The Company's By-Laws. (1)
       4.1   Warrant, dated January 20, 1997, for the purchase of Common Stock issued to Yves Faroudja. (1)
       4.2   Warrant, dated December 17, 1997, for the purchase of Common Stock issued to Adelson Investors, LLC.
       4.3   Specimen of Common Stock Certificate. (1)
      10.1   Letter Agreement, dated December 31, 1996, between the Company and Merv L. Adelson for certain consulting services. (1)
      10.2   Amendment to Letter Agreement, dated December 17, 1997, between the Company and Merv L. Adelson.
      10.3   Letter Agreement, dated November 13, 1995, by and among certain stockholders of the Company listed therein and Spencer Trask Holdings, Inc. (1)
      10.4   Amendment to Letter Agreement, dated February 9, 1996, among certain stockholders of the Company listed therein and Spencer Trask Holdings, Inc. (1)
      10.5   Lease Agreement, dated August 27, 1997, by and among the Company and the Landlords listed therein. (1)
      10.6   The Company's 1995 Stock Option Plan, dated August 1, 1995 and amended on August 19, 1996, February 11,
               1997, April 30, 1997 and June 13, 1997. (1)
      10.7   The Company's 1997 Non-Employee Directors Stock Option Plan, dated January 2, 1997. (1)
      10.8   The Company's 1997 Performance Stock Option Plan, dated January 2, 1997 and amended on June 13, 1997.
               (1)
      10.9   The Company's Amended 1997 Employee Stock Purchase Plan, dated January 2, 1997 and amended on August 12,
               1997 and September 30, 1997. (1)
     10.10   Employment Agreement, dated as of July 8, 1996, between the Company and Michael J. Moone. (1)
     10.11   Employment Agreement, dated March 8, 1996, between the Company and Yves C. Faroudja. (1)
     10.12   Registration and Shareholders' Rights Agreement, dated March 7, 1997, among the Company and Yves &
               Isabell Faroudja and certain Stockholders of the Company. (1)
     10.13   Three (3) Registration Rights Agreements, dated December 31, 1996 among the Company and each of Adelson
               Investors, LLC, Images Partners, LP and Roger K. Baumberger as Liquidating Trustee for Faroudja
               Images, Inc. (1)
     10.14   Registration Rights Agreement, dated March 7, 1997 among the Company and Faroudja Images Investors, LLC.
               (1)
     10.15   Agreement, dated January 20, 1997 among Yves Faroudja and the Company for the transfer of intellectual property to the Company. (1)
     10.16   License Agreement, dated March 31, 1997, between the Company and S3 Incorporated. (1) (2)
     10.17   Stock Purchase Agreement, dated June 30, 1997, between the Company and S3 Incorporated. (1)
     10.18   Investor's Rights Agreement, dated June 30, 1997, between the Company and S3 Incorporated. (1)

                                 FAROUDJA, INC.

                               INDEX TO EXHIBITS

                                  (ITEM 14(C))

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.19   Business Loan Agreement, dated April 5, 1997, between the Company and Silicon Valley Bank. (1)
     10.20   Commercial Guaranty, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
     10.21   Commercial Security Agreement, dated April 5, 1997, by the Company for the benefit of Silicon Valley
               Bank. (1)
     10.22   Promissory Note, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
     10.23   Promissory Note, dated June 6, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
     10.24   Loan Modification Agreement, dated June 6, 1997, by and between the Company and Silicon Valley Bank. (1)
     10.25   Three (3) Amended and Restated Options to Purchase Shares of Common Stock of the Company, dated March 7,
               1997 among the Company, Yves Faroudja and Isabell Faroudja, Faroudja Images, Inc. and each of Adelson
               Investors, LLC, Faroudja Images Investors, LLC and Images Partners, LP. (1)
     10.26   Amended and Restated Option to Purchase Shares of Common Stock of the Company, dated December 31, 1996 among the Company, Yves Faroudja and Isabell Faroudja, Faroudja Images, Inc. and Roger K. Baumberger
               as Liquidating Trustee of Faroudja Images, Inc. (1)
     10.27   Consulting Services Agreement, dated July 22, 1997, between the Company and Matthew D. Miller. (1)
     10.28   License Agreement, dated May 1, 1996 between the Company, Yves Faroudja and General Instrument
               Corporation of Delaware. (1) (2)
     10.29   Purchase Agreement dated December 18, 1997, between the Company and Audio Video Source, Inc. (3)
     10.30   Agreement, dated March 8, 1998, between the Company and Yves Faroudja for advisory services.
      13.1   Annual Report to Stockholders for the year ended December 31, 1997.
      21.1   List of the Subsidiaries of the Company. (1)
      23.0   Consent of Ernst & Young LLP, Independent Auditors.
        27   Financial Data Schedules.

------------------------

(1) Filed as an exhibit to the Registrant's Registration Statement on Form S-1, File No. 333-32375, and incorporated herein by reference.

(2) Confidential treatment has been granted. Non-public information has been omitted and filed separately with Commission.

(3) Confidential treatment has been requested. Non-public information has been omitted and filed separately with the Commission.