Form 10-Q
period 1998-03-31
FAROUDJA INC
filed 1998-05-15
CIK 1034365

--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q

             (Mark One)
               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         Or

              (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______to______

                           Commission File Number 0-23107

                                   FAROUDJA, INC.
               (Exact name of registrant as specified in its charter)

           DELAWARE                                     77-0444978
     (State or other jurisdiction of    (I.R.S. employer identification number)
     incorporation and organization)

                      750 PALOMAR AVENUE, SUNNYVALE, CA 94086
            (Address of Principal Executive Offices, including zip code)

                                   (408) 735-1492
                (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X  No     .
                                              ---     ---

As of May 1, 1998, there were 12,084,557 shares of Common Stock ($.001 par value per share) outstanding.

--------------------------------------------------------------------------------

                                   FAROUDJA, INC.
                                       INDEX

                                                                             PAGE NO.
                                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - March 31, 1998
          and December 31, 1997. . . . . . . . . . . . . . . . . . . . .            3

          Condensed consolidated statements of income - Three months
          ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . .            4

          Condensed consolidated statements of cash flows - Three months
          ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . .            5

          Notes to condensed consolidated financial statements -
          March 31, 1998 . . . . . . . . . . . . . . . . . . . . . . . .            6


Item 2.   Management's Discussion and Analysis of Financial Condition
          And Results of Operations. . . . . . . . . . . . . . . . . . .            8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk . .           12


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .           13

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .           13

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . . . . . .           13

Item 4.   Submission of Matters to a Vote of Security Holders. . . . . .           13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . . .           13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .           14


SIGNATURES.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           15

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           16


PART I         FINANCIAL INFORMATION
ITEM 1.        FINANCIAL STATEMENTS

                                   FAROUDJA, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)

                                                        March 31,   December 31,
                                                          1998         1997
                                                        ---------   ------------
                         Assets                         (Unaudited)    (Note)
 Current Assets
   Cash and cash equivalents                               $21,595    $23,272
   Short-term investments                                      280        277
   Accounts receivable, net                                  3,021      3,098
   Inventories                                               3,123      2,943
   Deferred tax assets                                         942        942
   Prepaid expenses and other current assets                   399        596
                                                           -------    -------
         Total current assets                               29,360     31,128

 Property and equipment                                      4,030      3,862
 Accumulated depreciation and amortization                  (1,991)    (1,836)
                                                           -------    -------
                                                             2,039      2,026
 Other Assets                                                  321        335
                                                           -------    -------
 Total Assets                                              $31,720    $33,489
                                                           -------    -------
                                                           -------    -------

   Liabilities and Stockholders' Equity
 Current Liabilities
    Accounts payable                                        $  673    $ 1,445
    Other current liabilities                                1,584      2,696
                                                           -------    -------
        Total current liabilities                            2,257      4,141

 Commitments

 Stockholders' Equity
    Preferred Stock, par value $0.001 per share:
        Authorized - 5,000 shares; none issued
        and outstanding                                          -          -
     Common Stock, par value $0.001 per share:
        Authorized - 50,000 shares;
        Issued and outstanding-12,085 shares at March
          31 and  12,059 shares at December 31                  12         12
        Additional paid-in capital                          29,068     28,978
        Deferred compensation                                 (221)      (238)
        Retained earnings                                      604        596
                                                           -------    -------
                                                            29,463     29,348
                                                           -------    -------
 Total Liabilities and
      Stockholders' Equity                                 $31,720    $33,489
                                                           -------    -------
                                                           -------    -------

Note - The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                                     FAROUDJA, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (In thousands, except per share amounts)

                                                   Three Months Ended March 31,
                                                      1998           1997
                                                      ----           ----
Revenues:
   Product sales                                    $  2,608         $2,835
   License and royalty revenues                          750            750
                                                    --------         ------
     Total revenues                                    3,358          3,585
Cost of product sales                                  1,104            999
                                                    --------         ------
  Gross profit                                         2,254          2,586

Operating expenses:
   Research and development                            1,077            899
   Sales and marketing                                   752            678
   General and administrative                            690            392
   Financing expenses                                      -            312
                                                    --------         ------
     Total operating expenses                          2,519          2,281
                                                    --------         ------

  Operating (loss) income                               (265)           305
Other income                                             278             97
                                                    --------         ------
  Income before provision for income taxes                13            402

Provision  for income taxes                                5            153
                                                    --------         ------
  Net income                                        $      8         $  249
                                                    --------         ------
                                                    --------         ------
Net income per share:
   Basic                                               $0.00          $0.03
   Diluted                                             $0.00          $0.03

Number of shares used in per share computation:
   Basic                                              12,079          8,200
   Diluted                                            12,766          9,054

See notes to condensed consolidated financial statements.

                                   FAROUDJA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNADUDITED)
                                   (In thousands)

                                                 Three Months Ended March 31,
                                                     1998           1997
                                                     ----           ----
Cash Provided by (Used In)
   Operating Activities                             $ (1,610)      $    696

Investing Activities:
   Purchases of equipment                               (168)          (174)
   Other assets                                           14              -
   Purchases of short-term investments                    (3)             -
   Sales of short-term investments                         -          1,499
                                                    --------       --------
       Total                                            (157)         1,325
                                                    --------       --------
Financing Activities:
   Sale of common stock for cash upon exercise
   of options and employee stock purchase plan            90              -
                                                    --------       --------
       Total                                              90              -
                                                    --------       --------
Net Increase (Decrease) in Cash
   and Cash Equivalents                             $ (1,677)      $  2,021
                                                    --------       --------
                                                    --------       --------

See notes to condensed consolidated financial statements.

                                   FAROUDJA, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):

                              March 31, 1998        December 31, 1997
                              --------------        -----------------
     Raw materials                  $  645                 $  770
     Work-in-process                 1,654                  1,508
     Finished goods                    824                    665
                                    ------                 ------
                                    $3,123                 $2,943
                                    ------                 ------
                                    ------                 ------

NOTE C - NET INCOME PER SHARE

Basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share also gives effect to the dilutive effect of stock options and warrants (using the treasury stock method).

NOTE D - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of research and development tax credits offset by state taxes.

                              FAROUDJA, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              MARCH 31, 1998

NOTE E - SIGNIFICANT CUSTOMERS

Revenues from one customer, S3 Incorporated ("S3") accounted for 22.3% and 23.0% of revenues for the three months ended March 31, 1998 and 1997. Such amounts mainly represented pre-paid non-refundable royalty payments in order to maintain exclusive rights to license certain technology. S3 has advised the Company that no prepayments will be made with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it expects to receive substantial royalties. Sales to Vidikron Industries accounted for 5.5% and 13.6% of revenues for the three months ended March 31, 1998 and 1997.

NOTE F - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of Statement 130.

During the first quarter of 1998 and 1997, total comprehensive income amounted to $8,000 and $155,000, respectively.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND  RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS BASED UPON CURRENT EXPECTATIONS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF
CERTAIN FACTORS, INCLUDING THOSE SET FORTH UNDER "FACTORS AFFECTING FUTURE OPERATING RESULTS" AS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

OVERVIEW

The Company develops, manufactures and sells consumer and commercial products designed to bring HDTV-quality images to the digital broadcast, display, PC/TV-convergence and home-theater markets.

The Company's operating results have varied in the past and are likely to vary significantly in the future from period to period as a result of a number of factors, including the volume and timing of orders received during the period, fluctuations in the amount and timing of license and royalty revenues, if any, the timing of new product introductions by the Company and its competitors, demand for, and market acceptance of, the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the markets for the Company's products, the Company's failure to introduce new, competitive products consistently and in a timely manner could materially adversely affect operating results for one or more product cycles. The Company introduced its new family of Digital Format Translators in April 1998. There is no assurance as to the eventual demand for this product, the size of the digital broadcast market, or that the digital broadcast market will develop in the timeframe currently specified by the Federal Communications Commission.

The Company has received quarterly prepaid license fees from S3 to maintain exclusivity under its license agreement with the Company. S3 has advised the Company that no prepayments will be made with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it expects to receive substantial royalties.

To maintain favorable margin levels on product sales, the Company must introduce new products, introduce enhanced versions of its products, and continue its cost reduction efforts. The Company anticipates that it will incur lower overall gross margins in future periods as it introduces lower margin products for consumer markets until such time as license and royalties, if achieved, become a significantly larger percentage of revenues.

The Company intends to increase its efforts in the design, development and sale of board and chip level products while continuing the sale of stand-alone products for the high-end home theater, industrial and broadcast markets. On an absolute dollar basis, sales and marketing expenses, general and administrative expenses and research and development expenses are expected to increase in 1998 over 1997. Consequently, without a corresponding increase in revenues, net income will be adversely impacted.

RESULTS OF OPERATIONS

The following table sets forth-certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.

                                                      Quarter Ended March 31,
                                                        1998         1997
                                                        ----         ----
Revenues:
  Product sales                                         77.7%        79.1%
  License and royalty revenues                          22.3         20.9
                                                       ------------------
  Total revenues                                       100.0        100.0
Cost of product sales                                   32.9         27.9
                                                       ------------------
Gross margin                                            67.1         72.1
Operating expenses:
  Research and development                              32.1         25.1
  Sales and marketing                                   22.4         18.9
  General and administrative                            20.5         10.9
  Financing expense                                        -          8.7
                                                       ------------------
  Total operating expenses                              75.0         63.6
                                                       ------------------
Operating income (loss)                                 (7.9)         8.5
Other income                                             8.2          2.7
                                                       ------------------
Income before provision for income taxes                 0.3         11.2
Provision for income taxes                               0.1          4.3
                                                       ------------------
Net Income                                               0.2%         6.9%
                                                       ------------------

TOTAL REVENUES. Revenues from S3 accounted for 22.3% and 23.0% of total revenues in the first quarter of 1998 and 1997, respectively. Sales to Vidikron accounted for 5.5% and 13.6% of total revenues in the first quarter of 1998 and 1997, respectively.

Export sales, consisting primarily of VP400, VP-280 and VP250 products shipped to dealers and distributors in Asia and Europe, represented 17.9% and 6.8% of total revenues in the first quarter of 1998 and 1997, respectively. All export sales are denominated in U.S. dollars. The Company intends to pursue efforts to increase its export sales in the future; however, there can be no assurance that any growth in export sales will be achieved. The Company believes that current economic conditions in Asia might adversely impact any increase in sales to that region in 1998.

The Company's future success will depend, in large part, on its ability to continue to enhance its existing products and to develop new products and features to meet changing customer requirements and evolving industry standards. The Company anticipates that sales from its line multiplier product line will experience limited growth, or may decline, in future periods. In the first quarter of 1998, the home theater market continued to exhibit weakness, which the Company attributes to consumer confusion over high definition television ("HDTV"). The Company believes that such confusion and related market weakness could continue until HDTV broadcasting begins on a wide-scale basis, as currently anticipated, at the end of the third quarter of 1998. The Company expects that approximately one-half of its total revenues in 1998 will be derived from license and royalty revenues and from sales of products introduced in 1997 and scheduled to be introduced in 1998.

GROSS PROFIT. Gross profit as a percentage of total revenues was 67.1% in the first quarter of 1998 and 72.1% in the first quarter of 1997. The decrease in gross margin in 1998 compared to 1997 was primarily due to lower product gross margin. Product gross margin as a percentage of product sales decreased to 57.7% in the first quarter of 1998 from 64.8% in the first quarter of 1997. This was primarily due to the sale of products introduced in the second half of 1997, such as the RP4800 rear screen projection system, DV-1000 DVD player and VP-100 decoder, which have lower margins than the Company's line multiplier products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $1.1 million in the first quarter of 1998 from $899,000 in the first quarter of 1997. The increases were primarily due to costs incurred by the Company for the development of ASIC components used in the full range of the Company's products. Research and development expenses as a percentage of total revenues increased to 32.1% in 1998 from 25.1% in 1997 due to the expansion of the VLSI department that occurred throughout 1997. The Company increased its engineering and management personnel, and related equipment, to enable the ongoing development of its high performance VLSI design capability. The Company intends to increase its engineering efforts in the design and development of broadcast, board and chip level products, and therefore, expects that research and development expenses will continue to increase in absolute dollars.

SALES AND MARKETING EXPENSES. Sales and marketing expenses increased to $752,000 in the first quarter of 1998 from $678,000 in the first quarter of 1997. Sales and marketing expenses increased as a percentage of total revenues to 22.4% in the first quarter of 1998 from 18.9% in the first quarter of 1997 primarily due to increases in the Company's sales and marketing staff, including the addition of sales executives and the development of a network of regional managers and sales representatives. The Company intends to increase its sales and marketing efforts, and intends to increase its international market presence. Accordingly, sales and marketing expenses are expected to increase in absolute dollars in the future.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased to $690,000 in the first quarter of 1998 from $392,000 in the first quarter of 1997. General and administrative expenses increased as a percentage of total revenues to 20.5% in the first quarter of 1998 from 10.9% in the first quarter of 1997. This was primarily due to expenses associated with being a public company, additions to the Company's general and administrative staff, and an increase in legal fees associated with assertion of the Company's patents against alleged infringers. The Company anticipates that it will incur increases in general and administrative expenses in future periods associated with litigation to protect the Company's intellectual property and with legal, accounting and other expenses of being a public company.

FINANCING EXPENSES. The Company incurred $312,000 of expenses related to financing activities in the first quarter of 1997.

OTHER INCOME. Interest and other income was $278,000 in the first quarter of 1998 and $97,000 in the first quarter of 1997. The increase in 1998 from 1997 was due to the investment of the $15.6 million net proceeds of the Company's initial public offering completed in November 1997, and the $5 million investment by S3 in the Company in June 1997, in short-term, interest bearing, investment grade securities. As a result of such increased investments, the Company anticipates that interest income will increase significantly in 1998 from 1997.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 38% for the first quarter of both 1998 and 1997. The Company anticipates implementing certain tax planning strategies to reduce the effective tax rate in future periods.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES. In the first quarter of 1998, net cash used in operating activities was $1.6 million, primarily composed of (i) a $772,000 decrease in accounts payable, (ii) a $692,000 decrease in accrued compensation, (iii) a $198,000 decrease in income taxes payable, (iv) a $222,000 decrease in other accrued liabilities, and (v) a $180,000 increase in inventory. These were partially offset by a $197,000 decrease in other current assets.

INVESTING ACTIVITIES. Capital equipment purchases in the first quarter of 1998 were $168,000, primarily for hardware and software used in research and development, engineering test equipment and furniture and fixtures.

FINANCING ACTIVITIES.   In the first quarter of 1998, the Company received
$90,000 from stock purchased under the employee stock purchase plan.

LIQUIDITY. At March 31, 1998, the Company's principal sources of liquidity consisted of cash, cash equivalents and short-term investments totaling $21.9 million, and a bank credit facility for $2.0 million. The Company's working capital at March 31, 1998 was $27.1 million. In April 1997, the Company renewed its bank revolving line of credit which now expires in May 1999. The line of credit is secured by substantially all of the Company's tangible assets. Borrowings are limited to defined percentages of eligible accounts receivable. In addition, the Company must satisfy certain financial covenants.

The Company's future capital requirements are expected to include (i) supporting the expansion of the research and development and sales and marketing departments, (ii) funding the acquisition of capital equipment, primarily for research and development and consisting of such items as engineering equipment, computers and furniture, and (iii) funding the growth of working capital items such as receivables and inventory.

The Company may investigate means to acquire greater control over semiconductor production, whether by joint venture, prepayments, equity investments in, or loans to, wafer suppliers. In addition, as part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products, technologies or businesses or to assure foundry capacity. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions.

The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to support the Company's planned activities through at least the next twelve months.

YEAR 2000. The Company has determined that its present internal management information systems are not compliant with Year 2000 requirements and has implemented plans to upgrade both its software and hardware in the normal course of business during 1998. It will also be initiating discussions with its significant suppliers, customers and financial institutions to ensure that their systems are Year 2000 compliant. The Company expects the total costs of these upgrades to be less than $500,000 and is scheduled to complete its upgrades by the end of 1998. It does not anticipate the cost of such upgrade to have a significant impact on its operations or financial position.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

           Not applicable.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          In January 1997 and May 1997, the Company filed actions against DWIN Electronics, Inc. ("DWIN") and Snell & Wilcox, Inc. ("Snell & Wilcox"), respectively, seeking relief and damages for the infringement of US Patent Number 4,876,596 ("the '596 Patent"), which was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN and Snell & Wilcox have raised defenses and counterclaims, including assertions that the patent is invalid and not infringed. The actions against DWIN and Snell & Wilcox were filed in the United States District Court, Northern District of California, San Jose Division, as Civil Action No. C-97 20010 SW (PVT) and Civil Action No. C-97 20422 SW (PVT), respectively. The Company is seeking an injunction and unspecified monetary damages against both DWIN and Snell & Wilcox. DWIN and Snell & Wilcox have filed counterclaims seeking declaratory judgments that all of the claims of the patent are invalid and/or that the '596 Patent has not been infringed. They are also seeking recovery of their respective attorneys' fees and costs. Discovery has commenced in both matters. On February 18, 1998, the court in the Snell & Wilcox action granted the Company's motion for leave to amend its complaint against Snell & Wilcox to add claims of infringement of U.S. Patent Number 4,998,287 ("the '287 Patent") and U.S. Patent Number 4,881,125 ("the '125 Patent"), and to name additional Snell & Wilcox products as being within the category of infringing products. The '287 Patent, which was issued on March 5, 1991, and the '125 Patent, which was issued on November 14, 1989, are owned by General Instrument Corporation and licensed to the Company pursuant to a license agreement dated May 1, 1996. By order dated May 1, 1998, the court granted Snell & Wilcox's motion for summary judgment as to the '596 Patent on the basis of noninfringement. The action will continue with respect to the '125 Patent and the '287 Patent. The Company's management believes that a finding that all of the claims of the patents at issue in these cases are invalid or have not been infringed, in one or both actions, would not have a material adverse effect on the Company because the Company's products and business are protected by a variety of patents and the Company will remain competitive even in the absence of the protection afforded by the respective patents.


Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          11.1 Statement re Computation of Per Share Earnings
          27.1 Financial Data Schedule

          (b) Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAROUDJA, INC.
(Registrant)


By: /s/ Michael Hoberg
    -------------------------------------
    Michael Hoberg, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)


Date: May 13, 1998

EXHIBIT INDEX

11.1   Statement re Computation of Earnings per Share
27.1   Financial Data Schedule