Form 10-Q
period 1998-06-30
FAROUDJA INC
filed 1998-08-14
CIK 1034365

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                     (Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

                                       Or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from      to
                                                   ----    -----

                      Commission File Number 0-23107
                                             -------

                                 FAROUDJA, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                           77-0444978
          --------                           ----------
(State or other jurisdiction of          (I.R.S. employer
incorporation or organization)           identification number)

                     750 Palomar Avenue, Sunnyvale, CA 94086
                     ---------------------------------------
          (Address of Principal Executive Offices, including zip code)

                                 (408) 735-1492
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

As of August 13, 1998, there were 12,174,000 shares of Common Stock ($.001 par value per share) outstanding.

--------------------------------------------------------------------------------

TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION............................................................1

   ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED).............................................1

     CONDENSED CONSOLIDATED BALANCE SHEETS................................................1

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME..........................................2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS......................................3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................................4

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.................................................................7

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....................12


PART II. OTHER INFORMATION...............................................................13

   ITEM 1.  LEGAL PROCEEDINGS............................................................13

   ITEM 2.  CHANGES IN SECURITIES........................................................13

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..............................................13

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................13

   ITEM 5.  OTHER INFORMATION............................................................14

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.............................................15

PART I   FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                                 FAROUDJA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                           June 30,     December 31,
                                                             1998           1997
                                                             ----           ----
                                                          (Unaudited)      (Note)
Assets
Current assets
  Cash and cash equivalents                               $ 22,098       $ 23,272
  Short-term investments                                      --              277
  Accounts receivable, net                                   2,326          3,098
  Inventories                                                3,202          2,943
  Deferred tax assets                                          942            942
  Prepaid expenses and other current assets                    301            596
                                                            ------         ------
Total current assets                                        28,869         31,128
                                                            ------         ------

Property and equipment                                       4,196          3,862
Accumulated depreciation and amortization                   (2,224)        (1,836)
                                                            ------         ------
                                                             1,972          2,026
Other assets                                                   303            335
                                                            ------         ------
Total assets                                              $ 31,144       $ 33,489
                                                            ------         ------
                                                            ------         ------

Liabilities and stockholders' equity
  Current liabilities
  Accounts payable                                        $    701       $  1,445
  Accrued compensation & benefits                              817          1,217
  Income tax payable                                           212            872
  Other current liabilities                                    389            607
                                                            ------         ------
Total current liabilities                                    2,119          4,141


Commitments
Stockholders' equity
  Preferred Stock, par value $0.001 per share:
   Authorized - 5,000 shares; none issued and
   outstanding                                                --             --
  Common Stock, par value $0.001 per share:
    Authorized - 50,000 shares;
    Issued and outstanding-12,171 shares at June
    30, 1998 and  12,059 shares at December 31, 1997            12             12
 Additional paid-in capital                                 29,862         28,978
  Deferred compensation                                       (204)          (238)
  Accumulated deficit/retained earnings                       (645)           596
                                                            ------         ------
Total stockholders' equity                                  29,025         29,348
                                                            ------         ------
Total liabilities and stockholders' equity                $ 31,144       $ 33,489
                                                            ------         ------
                                                            ------         ------


Note - The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)



                                                        Three Months Ended           Six Months Ended
                                                              June 30,                   June 30,
                                                        1998          1997           1998           1997
                                                        ----          ----           ----           ----
Revenues:
  Product sales                                      $  3,353       $  4,029       $  5,961       $  6,864
  License and royalty revenues                             --            250            750          1,000
                                                     --------       --------       --------       --------
Total revenues                                          3,353          4,279          6,711          7,864
Cost of product sales                                   1,413          1,287          2,517          2,286
                                                     --------       --------       --------       --------
Gross profit                                            1,940          2,992          4,194          5,578

Operating expenses:
  Research and development                              1,411            941          2,488          1,840
  Sales and marketing                                   1,050          1,115          1,802          1,793
  General and administrative                            1,007            474          1,697            866
  Financing expenses                                       --             --             --            312
                                                     --------       --------       --------       --------
Total operating expenses                                3,468          2,530          5,987          4,811
                                                     --------       --------       --------       --------
Operating (loss) income                                (1,528)           462         (1,793)           767

Other income (expense), net                               312             (2)           590             95
                                                     --------       --------       --------       --------

Income (loss) before provision for
    Income taxes                                       (1,216)           460         (1,203)           862
(Provision)/benefit for income taxes                      462           (175)           457           (328)
                                                     --------       --------       --------       --------
Net income (loss)                                    ($   754)      $    285       ($   746)      $    534
                                                     --------       --------       --------       --------
                                                     --------       --------       --------       --------

Net income (loss) per share:
    Basic                                            ($  0.06)      $   0.03       ($  0.06)      $   0.07
    Diluted                                          ($  0.06)      $   0.03       ($  0.06)      $   0.06
Number of shares used in per share computation:
    Basic                                              12,126          8,204         12,105          8,202
    Diluted                                            12,126          9,281         12,105          9,167




See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                             Six Months Ended June 30,
                                                                1998         1997
                                                             ---------     ---------

Cash Flows from Operating Activities:

Net income (loss)                                            ($   746)      $    534
Adjustments to reconcile net income (loss)  to net cash
provided (used in) operating activities:
   Depreciation & amortization                                    419            224
   Amortization of deferred compensation                           34           --
   Loss on disposal of equipment                                 --               17
   Gain on sale of short term investments                        --              (83)

Changes in operating assets & liabilities:
  Trade accounts receivable                                       772            123
  Inventories                                                    (259)          (410)
  Deferred tax assets                                            --             (139)
  Prepaid expenses and other current assets                       295           (131)
  Accounts payable                                               (744)           (34)
  Accrued compensation & benefits                                (400)            93
  Income tax payable                                             (660)           252
  Other accrued liabilities                                      (218)           132
  Deferred revenue                                               --             (500)
                                                             --------       --------

Net cash provided (used in) operating activities               (1,507)            78

Cash Flows from Investing Activities
  Purchases of equipment                                         (334)          (347)
  Maturities of short-term investments                            277           --
  Sales of short term investments                                --            1,613
                                                             --------       --------

Net cash provided by (used in) investing activities               (57)         1,266

Cash Flows from Financing Activities:
  Issuance of Common Stock                                        390          4,961
                                                             --------       --------

Net cash provided by (used in) financing activities               390          4,961

Increase (decrease) in cash & cash equivalents                 (1,174)         6,305
Cash and cash equivalents at beginning of period               23,272          1,215
                                                             --------       --------
Cash and cash equivalents at end of  period                  $ 22,098       $  7,520
                                                             --------       --------
                                                             --------       --------

                                 FAROUDJA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):


                             June 30, 1998     December 31, 1997
                             -------------     -----------------

          Raw materials          $1,108             $  770
          Work-in-process         1,193              1,508
          Finished goods            901                665
                                 ------             ------

                                 $3,202             $2,943
                                 ------             ------
                                 ------             ------

NOTE C - NET INCOME (LOSS) PER SHARE

As of December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). All prior periods have been restated to reflect the adoption of SFAS 128. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share also gives effect to the dilutive effect of stock options and warrants (using the treasury stock method). A reconciliation of shares used in the calculation follows:


                                                             Three Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                             ------------------      ------------------
                                                              1998        1997        1998         1997
                                                             ------      ------      ------      -------
          Weighted average shares outstanding                12,126       8,204      12,105       8,202

          Dilutive effect of stock options and warrants        --         1,077        --           965
                                                             ------      ------      ------      ------

          Weighted average shares used in diluted net
          income per share                                   12,126       9,281      12,105       9,167
                                                             ------      ------      ------      ------
                                                             ------      ------      ------      ------




Options and warrants to purchase 1,649,028 shares of the Company's common stock would have been anti-dilutive for the three and six month periods ended June 30, 1998 and were, therefore, excluded from the diluted calculation in those periods.

NOTE D - INCOME TAXES

The effective tax rate used in computing the provision for income taxes is based on projected fiscal year income before taxes, including estimated income by tax jurisdiction. The difference between the effective tax rate and the statutory rate is due primarily to the utilization of research and development tax credits offset by state taxes.

NOTE E - SIGNIFICANT CUSTOMERS

Total revenues from two customers accounted for 20% and 26% of revenues for the six months ended June 30, 1998 and 1997, respectively.

Revenue from S3 Incorporated (S3) accounted for 11% and 15% of revenues for the six months ended June 30, 1998 and 1997, respectively. S3 revenues mostly represented pre-paid non-refundable royalty payments in order to maintain exclusive rights to license certain technology. S3 has advised the Company that no prepayments will be made with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it expects to receive substantial royalties. Sales to Vidikron Industries accounted for 9% and 11% of revenues for the six months ended June 30, 1998 and 1997, respectively.

NOTE F - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted SFAS 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of Statement 130.

There was no difference between net loss and total comprehensive loss for the three and six month periods ended June 30, 1998. Total comprehensive income for the three and six months ended June 30, 1997 were $313,000 and $467,000, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products including HDTV/DTV products, consumer acceptance of new HDTV standards, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended June 30, 1998 and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.


                                                       Three Months Ended
                                                  June 30, 1998   June 30, 1997
                                                  -------------   -------------
Revenues:
  Product sales                                         100%           94%
  License and royalty revenues                         --               6
                                                       ----          ----
  Total revenues                                        100           100
Cost of product sales                                    42            30
                                                       ----          ----
Gross margin                                             58            70
Operating expenses:
  Research and development                               42            22
  Sales and marketing                                    31            26
  General and administrative                             30            11
                                                       ----          ----
    Total operating expenses                            103            59
                                                       ----          ----
Operating income (loss)                                 (45)           11
Other income                                              9          --
                                                       ----          ----
Income (loss) before provision for income taxes         (36)           11
Provision for income taxes                               14             4
                                                       ----          ----
Net Income (loss)                                       (22)%           7%
                                                       ----          ----



Total revenues for the second quarter of 1998 were approximately $3.4 million, a decrease of approximately $0.9 million, or 22%, from total revenues of approximately $4.3 million for the second quarter of 1997. Total revenues for the first six months of 1998 decreased by approximately 15% to $6.7 million compared to $7.9 million in the first half of 1997. This revenue decrease was due primarily to two factors. First, softness in revenues of line multiplier products in the home theater industry in general which caused dealers to tighten up on inventory levels in the channel resulting in a six month year over year decline of 17%. Second, due to S3's decision to discontinue making royalty payments necessary to maintain S3's exclusive license rights with respect to any periods after March 31, 1998, for both the second quarter and the first six months of 1998 royalty revenues declined by $0.250 million. While there were no S3 revenues in the second quarter of 1998, in the first six months of 1998 and 1997, respectively, revenues from S3 accounted for 11% and 15% of total revenues.

Management anticipates that sales of home theater line multiplier products will increase slightly in absolute numbers, but represent a lower percentage of total sales in the second half of 1998. Management further anticipates that sales of broadcast equipment will increase with the introduction of the Digital Format Translator products in the third quarter of 1998. Management is also pursuing new licensing opportunities, but there can be no assurance that the Company will enter into additional license agreements.

Sales outside the United States accounted for approximately 22% of net product sales for both the second quarter of 1998, and the first six months of 1998. These percentages compare to 9% for the second quarter of 1997 and 11% for the first six months of 1997. The Company intends to pursue efforts to increase its export sales in the future; however, there can be no assurance that any growth in export sales will be achieved. All sales are denominated in U.S. dollars. However, the Company's export sales are subject to risk in the event of changes in currency exchange rates which may result in the Company's products being less price competitive.

The Company's gross profit as a percentage of net sales decreased to 58% for the second quarter of 1998 from 70% in the second quarter of 1997. The second quarter margin was negatively affected by both the lack of any high margin licensing revenue and by price reductions in the Company's DVD and laser disc player products for the home theater. For the first six months of 1998, the gross profit percentage decreased to approximately 62% from 71% for the first six months of 1997, due primarily to the decline in royalty revenue, price declines in the Company's DVD and laser disc products, and higher sales volumes of home theater rear screen projection systems that are sold at lower gross margins. The Company expects its gross margins to remain flat until such time as additional sources of licensing revenue are obtained.

Research and development expenses increased by approximately $0.5 million, or 50%, in the second quarter of 1998 compared to the second quarter of 1997, and expenses increased by approximately $0.6 million in the first six months of 1998 compared with the first six months of 1997. The year over year increase was due to increases in prototype materials and use of outside consulting services. The higher spending in these areas resulted from increased product development activities for the Company's recently announced Digital Format Translator products for the broadcast industry. The Company expects that future spending on research and development will increase slightly in absolute dollars for the remainder of 1998.

Sales and marketing expenses decreased by approximately $0.1 million, or 6%, in the second quarter of 1998 compared to the second quarter of 1997, and remained at the same levels for the first six months of 1998 compared to the first six months of 1997. The decrease in sales and marketing expenditures were due primarily to restructuring of the commission plan. The Company believes that sales and marketing expenses overall will increase slightly for the remainder of 1998, although certain components related to selling activities will remain constant, or decrease slightly.

General and administrative expenses significantly increased by approximately $0.5 million, or 112%, in the second quarter of 1998 compared to the second quarter of 1997 and increased by approximately $0.8 million in the first six months of 1998 compared with the first six months of

1997. The increase in general and administrative expenses in 1998 is primarily related to the preparation of a Registration Statement on Form S-1 covering the sale of shares by selling stockholders, which was filed in July 1998, higher than expected expenses for the 1997 Annual Report to Shareholders that was published in 1998, and legal expenses for two lawsuits brought by the Company for patent infringement. The Company expects that future administrative expenses will decrease in absolute dollars during the remainder of fiscal 1998.

Also, in 1997 the Company spent $0.3 million related to financing activity in the first quarter of 1997. There were no such expenses in 1998.

Interest and other income/expense was $0.3 million in the second quarter of 1998 compared to an expense of $2,000 in the second quarter of 1997. The increase in interest income in 1998 over 1997 is derived from investments in short-term, interest bearing investment grade securities that are a result of two investments made in the Company in 1997. They include the investment of the $15.6 million net proceeds of the Company's initial public offering completed in October 1997, and the $5 million investment by S3 in the Company in June 1997. As a result of such increased investments, the Company anticipates that 1998 interest income will continue to be higher than 1997.

The Company's effective tax rate was 38% for the second quarter of both 1998 and 1997.


FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company develops, manufactures and sells consumer and commercial products designed to bring HDTV-quality images to the digital broadcast, display, PC/TV-convergence and home-theater markets. The Company's target customers include home theater dealers, broadcasters, TV and projector manufacturers, PC manufacturers, semiconductor manufacturers, and other suppliers to the PC industry and the TV industry. Due to the relative size of the customers in some of these markets, particularly the broadcast and PC/TV convergence markets, sales in any one market could fluctuate dramatically on a quarter to quarter basis.

The Company's operating results have varied in the past and are likely to vary significantly in the future from period to period as a result of a number of factors, including the volume and timing of orders received during the period, fluctuations in the amount and timing of license and royalty revenues, if achieved, the timing of new product introductions by the Company and its competitors, demand for, and market acceptance of, the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the markets for the Company's products, the Company's failure to introduce new, competitive products consistently and in a timely manner could materially adversely affect operating results for one or more product cycles. The Company introduced its new family of Digital Format Translators in April 1998. There is no assurance as to the eventual demand for this product, the size of the digital broadcast market, or that the digital broadcast market will develop in the timeframe currently mandated by the Federal Communications Commission.

The Company received quarterly prepaid license fees from S3 to maintain exclusivity under its license agreement with the Company. S3 has advised the Company that no prepayments will be made with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it expects to receive substantial royalties.

The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technological standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to effectively and timely respond to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

The Company intends to increase both engineering and sales and marketing efforts in the design, development and sale of board and chip level products while continuing the sale of stand-alone products for the high-end home theater, industrial and broadcast markets. On an absolute dollar basis, sales and marketing expenses, general and administrative expenses and research and development expenses are expected to increase in 1998 over 1997. Consequently, without a corresponding increase in revenues, net income will be adversely impacted.

The Company's success also depends to a significant extent upon the contributions of key sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. Unless personnel vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is dependent upon information systems for all phases of its operations including production, distribution and accounting. Since some of the Company's older programs recognize only the last two digits of the year in any date (e.g., "98" for "1998"), some older software may fail to operate in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem"). The Company believes that some of its suppliers, distributors, and customers may also have Year 2000 Problems, which could affect the Company. The Company is in the process of developing a plan to determine the impact of the Year 2000 Problem on its operations. It is not possible, at present, to quantify the overall cost of this work, or the financial effect of the Year 2000 Problem if it is not resolved on a timely basis. However, the Company believes at present that the cost of addressing the Year 2000 Problem as it relates to the Company's internal systems will not have a material effect on the Company's financial position, liquidity, or results of operations.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the

Company's products, delays in new product introductions by the Company, market acceptance of new products such as the Digital Format Translator, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, dealer and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, and economic conditions and seasonal purchasing patterns specific to the broadcast, display, PC and home theater industries. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors.

Successfully addressing the factors discussed above, which are subject to various risks discussed in this report, the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and other SEC filings, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock price to fluctuate over relatively short periods of time.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had approximately $22.1 million of cash and cash equivalents, and working capital of approximately $26.8 million.

The cash and cash equivalents are predominantly held in three types of cash investments. These investments are obligations issued by U.S. federal agencies, money market funds which subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash, cash equivalents and short term investments at June 30, 1998 declined by $1.5 million or 6% from the balances at December 31, 1997. Cash was used in purchasing both engineering test equipment and product inventory, and reducing the accounts payable balances. The decline in cash, cash equivalents and short term investments was partially offset by strong customer collections that reduced accounts receivable balances.

In April 1998, the Company renewed its bank line of credit. Covenants under the Company's line of credit require the Company to maintain certain minimum levels of liquidity, net worth, and financial ratios. As of June 30, 1998, the Company was not in default under any such covenants. No borrowings were made under the line of credit agreement in either 1998 or 1997.

The Company believes that current cash and cash equivalents and available borrowings are sufficient to fund its operations and meet anticipated capital requirements for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises and standardizes disclosure requirements for pensions and other postretirement benefits and is effective for years beginning after December 15, 1997.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and is effective for years beginning after June 15, 1999.

The adoption of SFAS 132 and SFAS 133 is not anticipated to have any impact on the Company's results of operations or financial condition.



ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

          Not applicable.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings



In January 1997 and May 1997, the Company filed actions against DWIN Electronics, Inc. ("DWIN") and Snell & Wilcox, Inc. ("Snell & Wilcox"), respectively, seeking relief and damages for the infringement of US Patent Number 4,876,596 ("the `596 Patent"), which was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN and Snell & Wilcox have raised defenses and counterclaims, including assertions that the patent is invalid and not infringed. The actions against DWIN and Snell & Wilcox were filed in the United States District Court, Northern District of California, San Jose Division, as Civil Action No. C-97 20010 SW (PVT) and Civil Action No. C-97 20422 SW (PVT), respectively. The Company is seeking an injunction and unspecified monetary damages against both DWIN and Snell & Wilcox. DWIN and Snell & Wilcox have filed counterclaims seeking declaratory judgments that all of the claims of the patent are invalid and/or that the `596 Patent has not been infringed. They are also seeking recovery of their respective attorneys' fees and costs. Discovery has commenced in both matters. On February 18, 1998, the court in the Snell & Wilcox action granted the Company's motion for leave to amend its complaint against Snell & Wilcox to add claims of infringement of U.S. Patent Number 4,998,287 ("the `287 Patent") and U.S. Patent Number 4,881,125 ("the `125 Patent"), and to name additional Snell & Wilcox products as being within the category of infringing products. The `287 Patent, which was issued on March 5, 1991, and the `125 Patent, which was issued on November 14, 1989, are owned by General Instrument Corporation and licensed to the Company pursuant to a license agreement dated May 1, 1996. By order dated May 1, 1998, the court granted Snell & Wilcox's motion for summary judgment as to the `596 Patent on the basis of noninfringement. The action will continue with respect to the `125 Patent and the `287 Patent. A similar motion for summary judgement was recently filed in the DWIN case but has not yet been ruled upon. The Company's management believes that a finding that all of the claims of the patents at issue in these cases are invalid or have not been infringed, in one or both actions, would not have a material adverse effect on the Company because the Company's products and business are protected by a variety of patents and the Company will remain competitive even in the absence of the protection afforded by the respective patents.


ITEM 2. Changes in Securities

          None.

ITEM 3. Defaults Upon Senior Securities

          None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 10, 1998.

(b) Three individuals were elected by stockholders to serve as Class 2 directors of the Company for three year terms expiring at the Annual Meeting of Stockholders to be held in the year 2001: Merv L. Adelson, Kevin
     B. Kimberlin and William J. Turner. Directors who continued to serve after the Annual Meeting are: Yves C. Faroudja, Michael J. Moone and Stuart D. Buchalter, whose terms as Class 1 directors extend until the Annual Meeting of Stockholders to be held in the year 2000; and Willam N. Sick and Matthew
     D. Miller, whose terms as Class 3 directors extend until the Annual Meeting of Stockholders to be held in the year 1999.

(c) The matters voted upon at the Annual Meeting were (i) the election of three Class 2 directors and (ii) the approval of Amendments to the Company's 1997 Performance Stock Option Plan to increase the number of shares available for issuance upon the exercise of stock options under that plan from 725,000 shares to 1,125,000 shares and to limit the number of options that may be granted to an individual in any fiscal year to 500,000 options. Votes were cast for each of the matters as follows:

     (i)  Election of Directors:


              Nominee            Votes For       Votes Withheld
              -------            ---------       --------------

          Merv Adelson           9,493,228           67,350
          Kevin Kimberlin        9,552,278            8,300
          William Turner         9,552,878            7,700

     (ii) Amendments to the 1997 Performance Stock Option Plan:



                       For              Against          Abstain
                       ---              -------          -------
                    9,436,876           95,572           28,130



          There were no broker non-votes.

     (d)  None.


ITEM 5. Other Information

          None.

ITEM 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     27.1 Financial Data Schedule

     (b)  Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FAROUDJA, INC.
(Registrant)


By: /s/ R.A. Sheffield
    ------------------
    R.A. Sheffield, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)


Date: August 13, 1998
      ---------------