Form 10-Q
period 1998-09-30
FAROUDJA INC
filed 1998-11-16
CIK 1034365

-------------------------------------------------------------------------------

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

     (Mark One)

     (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1998

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
       (State or other jurisdiction              (I.R.S. employer
      of incorporation or organization)         identification number)


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
          ----    ----

As of November 12, 1998, there were 12,174,026 shares of Common Stock ($.001 par value per share) outstanding.

-------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .1

  ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . .1

  CONDENSED CONSOLIDATED BALANCE SHEETS . . . . . . . . . . . . . . . . . . . .1

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) . . . . . . . . . . .2

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) . . . . . . . . .3

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS. . . . . . . . . . . . .4

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .7

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK . . . . 12

PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 13

  ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 13

  ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . . . 13

  ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . 13

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 13

  ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 14

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . 15

  SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   FAROUDJA, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)

                                                   September 30,       December 31,
                                                      1998                1997
                                                   (Unaudited)           (Note)
                                                  --------------     ---------------
Assets
Current assets:
  Cash, cash equivalents                              $20,948            $23,272
  Short-term investments                                 -                   277
  Accounts receivable, net                              2,375              3,098
  Inventories                                           3,445              2,943
  Deferred tax assets                                     942                942
  Prepaid expenses and other current assets               359                596
                                                  --------------     ---------------
Total current assets                                   28,069             31,128


Property and equipment, net                             1,892              2,026
Other assets                                              267                335
                                                  --------------     ---------------
Total assets                                          $30,228            $33,489
                                                  --------------     ---------------
                                                  --------------     ---------------

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                     $1,186             $1,445
  Accrued compensation & benefits                       1,061              1,217
  Income tax payable                                      201                872
  Other current liabilities                               397                607
                                                  --------------     ---------------
Total current liabilities                               2,845              4,141


Commitments
Stockholders' equity
  Preferred Stock, par value $0.001 per share:
    Authorized - 5,000 shares; none issued and
    outstanding                                          -                  -
  Common Stock, par value $0.001 per share:
    Authorized - 50,000 shares;
    Issued and outstanding - 12,174 shares at
    September 30, 1998 and 12,059 shares at
    December 31, 1997                                      12                 12
  Additional paid-in capital                           30,024             28,978
  Deferred compensation                                  (187)              (238)
  Retained earnings (accumulated deficit)              (2,466)               596
                                                  --------------     ---------------
Total stockholders' equity                             27,383             29,348
                                                  --------------     ---------------
Total liabilities and stockholders' equity            $30,228            $33,489
                                                  --------------     ---------------
                                                  --------------     ---------------

Note - The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share amounts)



                                                    Three Months Ended                               Nine Months Ended
                                                       September 30,                                    September 30,
                                                1998                1997                    1998                     1997
                                             ----------         -----------              -----------               ----------
Revenues:
  Product sales                                $3,005              $4,762                  $8,966                   $11,626
  License and royalty revenues                     -                  250                     750                     1,250
                                             ----------         -----------              -----------               ----------
Total revenues                                  3,005               5,012                   9,716                    12,876
Cost of product sales                           1,643               1,666                   4,160                     3,952
                                             ----------         -----------              -----------               ----------
Gross profit                                    1,362               3,346                   5,556                     8,924

Operating expenses:
  Research and development                      1,338               1,137                   3,826                     2,977
  Sales and marketing                           1,051               1,069                   2,853                     2,862
  General and administrative                    1,083                 638                   2,780                     1,504
  Financing expenses                                -                   -                       -                       312
                                             ----------         -----------              -----------               ----------
  Total operating expenses                      3,472               2,844                   9,459                     7,655
                                             ----------         -----------              -----------               ----------
Operating (loss) income                        (2,110)                502                  (3,903)                    1,269

Other income (expense), net                       289                 128                     879                       223
                                             ----------         -----------              -----------               ----------
(Loss) income before provision for
    income taxes                               (1,821)                630                  (3,024)                    1,492

(Provision)/Benefit for income taxes              -                  (239)                    457                      (567)
                                             ----------         -----------              -----------               ----------
Net (loss) income                             ($1,821)               $391                 ($2,567)                     $925
                                             ----------         -----------              -----------               ----------
                                             ----------         -----------              -----------               ----------

Net (loss) income per share:
     Per share computation:
     Basic                                     ($0.15)              $0.04                  ($0.21)                    $0.11
     Diluted                                   ($0.15)              $0.04                  ($0.21)                    $0.10
Number of shares used in per share
     computation:
     Basic                                     12,173               8,742                  12,126                     8,382
     Diluted                                   12,173               9,759                  12,126                     9,365


See notes to condensed consolidated financial statements.

                                   FAROUDJA, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (In thousands)

                                                                   Nine Months Ended September 30,
                                                                 1998                       1997
                                                             -------------             ------------
Cash Flows from Operating Activities:
Net (loss) income                                                 (2,567)                     925
Adjustment to reconcile net (loss) income  to net cash
   used in operating activities:
   Depreciation and amortization                                     619                      231
   Amortization of deferred compensation                              51                      -
   Loss on disposal of equipment                                     -                         17
   Gain on sale of short term investments                            -                        (83)

Changes in operating assets and liabilities:
  Accounts receivable                                                723                     (552)
  Inventories                                                       (502)                    (951)
  Deferred tax assets                                                -                       (183)
  Prepaid expenses and other current assets                          237                     (517)
  Accounts payable                                                  (259)                     527
  Accrued compensation and benefits                                 (156)                     487
  Income tax payable                                                (671)                     252
  Other accrued liabilities                                         (210)                     196
  Deferred revenue                                                     -                     (500)
                                                             -------------             ------------

Net cash used in operating activities                             (2,735)                    (151)

Cash Flows from Investing Activities
  Intangible assets                                                  -                        (50)
  Purchases of equipment                                            (417)                    (740)
  Maturities of short-term investments                               277                      -
  Sales of short term investments                                    -                      1,613
Net cash provided by (used in) investing activities                 (140)                     823


Cash Flows from Financing Activities:
  Issuance of Common Stock                                           551                    5,047
                                                             -------------             ------------
Net cash provided by financing activities                            551                    5,047

(Decrease) increase in cash and cash equivalents                  (2,324)                   5,719
Cash and cash equivalents at beginning of period                  23,272                    1,215
                                                             -------------             ------------
Cash and cash equivalents at end of  period                       20,948                    6,934
                                                             -------------             ------------
                                                             -------------             ------------

                                  FAROUDJA, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                                    (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other filings.


NOTE B - INVENTORIES

Inventory is valued at the lower of cost (first-in, first-out method) or market. The components of inventory consist of the following (in thousands):


                                    September 30, 1998      December 31, 1997
                                    ------------------      -----------------
         Raw materials                      $  872                $  770
         Work-in-process                     1,660                 1,508
         Finished goods                        913                   665
                                        ----------              ---------
                                          $  3,445               $  2,943
                                        ----------              ---------
                                        ----------              ---------

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

                                                             Three Months Ended          Nine Months Ended
                                                               September 30,                September 30,
                                                             1998         1997           1998          1997
                                                          -----------------------    --------------------------
          Weighted average shares outstanding               12,173       8,742          12,126        8,382

          Dilutive effect of stock options and warrants          -       1,017               -          983
                                                           ---------   --------        --------     ---------
          Weighted average shares used in diluted
            net income per share                            12,173       9,759          12,126        9,365
                                                           ---------   --------        --------     ---------
                                                           ---------   --------        --------     ---------



Options and warrants to purchase 1,758,529 shares of the Company's common stock would have been anti-dilutive for the three and nine month periods ended September 30, 1998 and were, therefore, excluded from the diluted calculation in those periods.

NOTE D - INCOME TAXES

The estimated annual benefit for income taxes was 0% and 15.1% for the three and nine months ended September 30, 1998, respectively, compared to tax provisions for income taxes of 38% for the same periods of 1997. The 1998 rate reflects the estimated benefit of refundable taxes related to the company's overall loss position and realization of deferred tax assets based on the reversal of taxable temporary differences and projected future income. The third quarter of 1998 was impacted by a cumulative adjustment to record the revised lower estimated tax rate of 15.1% for the year as a result of revised estimated pretax losses for the fiscal year. The tax provisions for 1997 differed from the federal statutory rate primarily due to the utilization of research and development tax credits offset by state taxes.

Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a valuation allowance against certain deferred tax assets for 1998. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

NOTE E - SIGNIFICANT CUSTOMERS

Total revenues from two customers accounted for 16% and 22% of revenues for the nine months ended September 30, 1998 and 1997, respectively.

Revenue from S3 Incorporated (S3) accounted for 8% and 11% of revenues for the nine months ended September 30, 1998 and 1997, respectively. S3 revenues mostly represented pre-paid non-refundable royalty payments in order to maintain exclusive rights to license certain technology. No prepayments will be made by S3 with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it expects to receive substantial royalties. Sales to Vidikron of America, Inc. accounted for 8% and 11% of revenues for the nine months ended September 30, 1998 and 1997, respectively.


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

There was no difference between net loss and total comprehensive loss for the three and nine month periods ended September 30, 1998. Total comprehensive income for the three and nine months ended September 30, 1997 was $391,000 and $858,000, respectively.

NOTE G - RECLASSIFICATION

In accordance with SAB 4.B., the Company reclassified $495,000 from retained earnings to paid-in capital to reflect the undistributed accumulated earnings of Faroudja Laboratories, Inc. Faroudja Laboratories, Inc., which was an S Corporation for income tax purposes, was merged with another company, and the resulting entity was merged with a wholly owned subsidiary of the Company. There was no impact on total stockholders' equity as a result of this reclassification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion, other than the historical financial information, may consist of forward-looking statements that involve risks and uncertainties, including quarterly fluctuations in results, the timely availability of new products including line multipliers and HDTV/DTV products, consumer acceptance of new HDTV standards, the impact of competitive products and pricing, and the other risks set forth from time to time in the Company's SEC reports, including this report on Form 10-Q for the quarter ended September 30, 1998 and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Actual results may vary significantly.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.


                                                      Three Months Ended
Revenues:                                     September 30,          September 30,
                                              -------------          -------------
                                                   1998                   1998
                                                   ----                   ----
  Product sales                                     100%                    95%
  License and royalty revenues                        -                      5
                                              -------------          -------------
  Total revenues                                    100                    100
Cost of product sales                                55                     33
                                              -------------          -------------
Gross margin                                         45                     67
Operating expenses:
  Research and development                           45                     23
  Sales and marketing                                35                     21
  General and administrative                         36                     13
                                              -------------          -------------
    Total operating expenses                        116                     57
                                              -------------          -------------
Operating income (loss)                             (70)                    10
Other income                                         10                      3
                                              -------------          -------------
Income (loss) before provision for income taxes     (61)                    13
Provision for income taxes                            -                      5
                                              -------------          -------------
Net Income (loss)                                   (61)%                    8%
                                              -------------          -------------


Total revenues for the third quarter of 1998 were approximately $3.0 million, a decrease of approximately $2.0 million, or 40%, from total revenues of approximately $5.0 million for the third quarter of 1997. Total revenues for the first nine months of 1998 decreased by approximately 25% to $9.7 million compared to $12.9 million in the first nine months of 1997. This revenue decrease for the quarter and year to date as compared to the prior year was due primarily to two factors. First, softness in revenues of line multiplier products in the home theater industry. Specifically, the low end of the line multiplier product family, line doublers, faced heavy competition from other line processor manufacturers and from certain manufacturers that included built-in line doublers in their projectors. Sales for the higher end of the line multiplier family, line triplers and line quadruplers, remained strong and grew year over year, resulting in a nine month year over year decline of 28% in total line multiplier sales. Second, due to S3's decision to discontinue making royalty payments necessary to maintain S3's exclusive license rights with respect to any periods after March 31, 1998, for the first nine months of 1998 royalty revenues declined by $0.5 million. While there were no S3 revenues in the second and third quarters of 1998, in the first nine months of 1998 and 1997, respectively, revenues from S3 accounted for 8% and 11% of total revenues.

The Company anticipates that sales of home theater line multiplier products will increase slightly in absolute numbers, but represent a lower percentage of total sales in the last quarter of 1998. Sales of broadcast equipment are expected to increase as a result of the introduction of the Digital Format Translator products during the third quarter. The Company continues to pursue new licensing opportunities, but there can be no assurance that the Company will enter into additional license agreements.

Sales outside the United States accounted for approximately 20% of net product sales for the third quarter of 1998 and 21% for the first nine months of 1998. These percentages compare to 15% for the third quarter of 1997 and 13% for the first nine months of 1997. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved. All sales are denominated in U.S. dollars. However, the Company's export sales are subject to risk in the event of changes in currency exchange rates, which may result in the Company's products being less price competitive.

The Company's gross margin as a percentage of net sales decreased to 45% of sales for the third quarter of 1998 from 67% in the third quarter of 1997. The third quarter margin was negatively affected by both the lack of high margin licensing revenue and by price reductions in the Company's line multiplier products. In addition the Company had one-time write-offs of obsolete and surplus inventory. For the first nine months of 1998, the gross profit percentage decreased to approximately 57% from 69% for the first nine months of 1997, due primarily to the decline in royalty revenue, price declines in the Company's line multiplier, DVD and laser disc products, and higher sales volumes of home theater rear screen projection systems that are sold at lower gross margins. The Company expects its gross margins as a percentage of sales to increase in the future due to the improved mix of high margin broadcast product sales.

Research and development expenses increased by approximately $0.2 million, or 18%, in the third quarter of 1998 compared to the third quarter of 1997, and expenses increased by approximately $0.8 million in the first nine months of 1998 compared with the first nine months of 1997. The year over year increase was due to increases in prototype materials and use of outside consulting services. The higher spending in these areas resulted from increased product development activities for the Company's recently introduced Digital Format Translator products for the broadcast industry. The Company expects that research and development expenses will decline slightly for the remainder of fiscal 1998.

Sales and marketing expenses remained at the same levels for both the third quarter and the first nine months of 1998 compared to the respective periods of 1997. The Company believes that sales and marketing expenses overall will decrease in absolute dollars during the remainder of fiscal 1998.

General and administrative expenses increased by approximately $0.4 million, or 70%, in the third quarter of 1998 compared to the third quarter of 1997 and increased by approximately $1.3 million in the first nine months of 1998 compared with the first nine months of 1997. The increase in general and administrative expenses in 1998 is related to several factors: the preparation of a Registration Statement on Form S-1 covering the sale of shares by selling stockholders which was filed in July 1998, expenses for the 1997 Annual Report to Shareholders that was published in 1998, legal expenses for two lawsuits brought by the Company for patent infringement and one time compensation charges relating to changes in senior management. The Company expects that administrative expenses will decrease in absolute dollars during the remainder of fiscal 1998.

In 1997 the Company also spent $0.3 million in the first quarter related to financing activity. There were no such expenses in 1998.

Interest and other income/expense was $0.3 million in the third quarter of 1998 compared to $0.1 million in the third quarter of 1997. The increase in interest income in 1998 over 1997 is derived from investments in short-term, interest bearing investment grade securities as a result of two investments made into the Company in 1997. They include the investment of the $15.6 million net proceeds from the Company's initial public offering completed in October 1997, and the $5 million investment by S3 in the Company in June 1997. As a result of such increased investments, the Company anticipates that 1998 interest income will continue to be higher than 1997.

The Company provided a valuation allowance against the deferred tax benefit which resulted from the loss in the quarter ended September 30, 1998. Management continues to believe that it is probable that the remaining deferred tax asset will be realized through future profitable operation. The effective tax rate for the third quarter of 1997 was 38%.

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

The Company's operating results have varied in the past and are likely to vary significantly in the future from period to period as a result of a number of factors, including the volume and timing of orders received during the period, fluctuations in the amount and timing of license and royalty revenues, if achieved, competitive products and technologies, the timing of new product introductions by the Company and its competitors, demand for, and market acceptance of, the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the markets for the Company's products, the Company's failure to introduce new, competitive products consistently and in a timely manner could materially adversely affect operating results for one or more product cycles. The
Company introduced its new family of Digital Format Translators in April
1998. There is no assurance as to the eventual demand for this product, the size of the digital broadcast market, or that the digital broadcast market will develop in the timeframe currently mandated by the Federal
Communications Commission.

The Company received quarterly prepaid license fees from S3 to maintain exclusivity under its license agreement with the Company through March 31, 1998. No prepayments will be made by S3 with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it expects to receive substantial royalties.

The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technical standards, customer demand and pricing of competitive products could adversely affect the Company's operating results if the Company is unable to effectively and timely respond to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

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


Year 2000

Certain computers, software and equipment with embedded computing capability recognize only the last two, rather than all four digits of the year in any date. As a result they may fail to recognize and properly process date information or otherwise malfunction unless they are reprogrammed or replaced at the turn of the century (the "Year 2000 Problem"). The Company, which is dependent upon computers, software and equipment with embedded computing capability for all phases of its operations including production, distribution and accounting, is in the early stages of developing a comprehensive plan to determine the impact of the Year 2000 Problem on its operations. This plan will include an assessment of internal and external
Year 2000 Problems, formal contacts with the Company's significant suppliers, customers, financial organizations, service providers and others to determine their Year 2000 readiness, remediation of problems where found, and a contingency plan for problems which cannot be solved on a timely or cost-effective basis.

The Company has completed an assessment of its products and believes that the performance and functionality of such products will not be affected by Year 2000 Problems.

The Company is currently evaluating business computer systems to replace a substantial majority of its existing systems and plans to complete this system upgrade during the first half of 1999. The system selected will be Year 2000 compliant, and, if implemented, is expected to eliminate most of the Company's internal Year 2000 Problems. The Company will also develop a contingency plan by the end of the first quarter of 1999, to be deployed if this system upgrade does not take place or is not completed on a timely basis. While it is not presently possible to precisely quantify the overall cost of this work, the Company does not believe that the cost of addressing the Year 2000 Problem, as it relates to the Company's internal systems, will have a material adverse effect on the Company's financial position, liquidity or results of operations.

In addition to the Company's own systems and equipment, the Company relies, directly and indirectly, on the systems and equipment of its suppliers, distributors, customers, creditors, financial organizations, utility companies, telecommunication service companies and other service providers. Some of these third parties may have Year 2000 Problems outside of the Company's control that could adversely affect the Company.

There can be no assurance that the Company will identify all of its Year 2000 Problems, resolve its internal Year 2000 Problems on a timely or cost-effective basis, or be successful in avoiding the impact of business disruptions which may be experienced by the Company's suppliers, service providers and other third parties as a result of Year 2000 Problems. Failure by the Company or third parties doing business with the Company to identify and resolve internal Year 2000 problems on a timely basis could have a material adverse effect on the Company's financial position, liquidity or results of operations.

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products such as the Digital Format Translator, changes in product pricing, material costs or customer discounts, the size and timing of customer orders, dealer and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, economic conditions and seasonal purchasing patterns specific to the broadcast, display, PC and home theater industries, and risk associated with year 2000 Problems. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had approximately $20.9 million of cash and cash equivalents, and working capital of approximately $25.2 million.

The cash and cash equivalents are predominantly held in three types of cash investments. These investments are obligations issued by U.S. federal agencies, money market funds which subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash, cash equivalents and short-term investments at September 30, 1998 declined by $2.6 million or 11% from the balances at December 31, 1997. Cash was used in purchasing both engineering test equipment and product inventory, and reducing the accounts payable balances. The decline in cash, cash equivalents and short-term investments was partially offset by strong customer collections that reduced accounts receivable balances.

In April 1998, the Company renewed its bank line of credit. Covenants under the Company's line of credit require the Company to maintain certain minimum levels of liquidity, net worth, and financial ratios. As of September 30, 1998, the Company was not in default under any such covenants. No borrowings were made under the line of credit agreement in either 1998 or 1997.

The Company believes that current cash and cash equivalents and available borrowings are sufficient to fund its operations and meet anticipated capital requirements for at least the next twelve months.



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS


In January 1997 and May 1997, the Company filed actions against DWIN Electronics, Inc. ("DWIN") and Snell & Wilcox, Inc. ("Snell & Wilcox"), respectively, seeking relief and damages for the infringement of US Patent Number 4,876,596 ("the '596 Patent"), which was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN and Snell & Wilcox have raised defenses and counterclaims, including assertions that the patent is invalid and not infringed. The actions against DWIN and Snell & Wilcox were filed in the United States District Court, Northern District of California, San Jose Division, as Civil Action No. C-97 20010 SW (PVT) and Civil Action No. C-97 20422 SW (PVT), respectively. The Company is seeking an injunction and unspecified monetary damages against both DWIN and Snell & Wilcox. DWIN and Snell & Wilcox have filed counterclaims seeking declaratory judgments that all of the claims of the patent are invalid and/or that the '596 Patent has not been infringed. They are also seeking recovery of their respective attorneys' fees and costs. Discovery has commenced in both matters. On February 18, 1998, the court in the Snell & Wilcox action granted the Company's motion for leave to amend its complaint against Snell & Wilcox to add claims of infringement of U.S. Patent Number 4,998,287 ("the '287 Patent") and U.S. Patent Number 4,881,125 ("the '125 Patent"), and to name additional Snell & Wilcox products as being within the category of infringing products. The '287 Patent, which was issued on March 5, 1991, and the '125 Patent, which was issued on November 14, 1989, are owned by General Instrument Corporation and licensed to the Company pursuant to a license agreement dated May 1, 1996. By order dated May 1, 1998, the court granted Snell & Wilcox's motion for summary judgment as to the '596 Patent on the basis of noninfringement. The action will continue with respect to the '125 Patent and the '287 Patent. A similar motion for summary judgment was recently filed in the DWIN case but has not yet been ruled upon. The Company's management believes that a finding that all of the claims of the patents at issue in these cases are invalid or have not been infringed, in one or both actions, would not have a material adverse effect on the Company because the Company's products and business are protected by a variety of patents and the Company will remain competitive even in the absence of the protection afforded by the respective patents.


ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

On October 6, 1998 Glenn W. Marschel, Jr. was named President, Chief Executive Officer and Co-Chairman of the Board of Directors of the Company. Mr. Marschel succeeded Michael J. Moone, who resigned his positions with the Company to pursue other interests. Yves Faroudja, Founder and Chief Technical Officer of the Company also assumed the position of Co-Chairman at that time. William J. Turner stepped down from his position as Chairman of the Board but continued as a director of the Company.

Mr. Marschel (age 52) has served as Chairman of the Board of Additech, Inc., a petrochemicals company, since September 1997. He served as CEO and President of Paging Network, Inc., a telecommunications company, from December 1995 to August 1997, Vice Chairman of First Financial Management Group, a credit reporting and collections company, from April 1995 to November 1995, and held positions of increasing responsibility over more than twenty years at Automatic Data Processing, Inc., an information systems company, last serving as President of its Employer Services Group. Mr. Marschel is a director of Sabre Group Holdings, Inc.

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

     FAROUDJA, INC.
     (Registrant)


     By: /s/ R.A. Sheffield
         --------------------------
         R.A. Sheffield, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)


     Date: November 12, 1998
           -------------------------