Form 10-K405
period 1998-12-31
FAROUDJA INC
filed 1999-03-31
CIK 1034365

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     -----------

                                     FORM 10-K
                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                           COMMISSION FILE NUMBER 0-23107

                                     -----------

                                   FAROUDJA, INC.
                (Exact name of registrant as specified in its charter)

          DELAWARE                                     77-0444978
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation and organization)


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

                                     -----------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 1999, as reported on the NASDAQ National Market, was approximately $14.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 1, 1999 the Registrant had outstanding 12,242,597 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1999 are incorporated by reference into
Part III of this Form 10-K Report.

                                    FAROUDJA, INC.

                                      FORM 10-K

                                  DECEMBER 31, 1998

                                        INDEX


                                                                            PAGE
                                                                            NO.
                                                                           ------
PART I

Item 1.     BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

            EXECUTIVE OFFICERS OF THE COMPANY. . . . . . . . . . . . . . . . 18

Item 2.     PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . 19

Item 3.     LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 19

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . 19

PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

Item 6.     SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . 20

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . 21

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK . . . 26

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 27

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . 42

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . 42

Item 11.    EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 42

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . 42

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 42

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 43

     THIS FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE
COMPANY'S PLANS AND STRATEGIES.   SUCH FORWARD-LOOKING STATEMENTS INVOLVE
KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THE DESCRIPTIONS IN THESE FORWARD-LOOKING STATEMENTS. FOR A DISCUSSION OF VARIOUS RISKS AND UNCERTAINTIES AFFECTING THE COMPANY'S FUTURE OPERATIONS SEE "FACTORS AFFECTING FUTURE OPERATING RESULTS." THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

     Faroudja Inc. (the "Company") designs, develops and markets a range of video image enhancement products for the home theater and industrial markets and the broadcast market. The Company is currently seeking to apply its technologies and experience to address opportunities in the emerging digital television ("DTV") and high definition television ("HDTV") broadcast market, to markets for new video display devices, and to markets resulting from new applications such as the convergence of the personal computer ("PC") and the TV.

     The Company began operations in 1971 through two related companies, Faroudja Laboratories, Inc. ("FLI") and later Faroudja Research Enterprises, Inc. ("FRE"). The Company was incorporated in December 1996 under the laws of the state of Delaware to succeed to the business of FLI and FRE. Thereafter, FRE was merged into FLI with FLI surviving the merger. FLI was subsequently merged into a newly-formed, wholly-owned subsidiary of the Company.

BACKGROUND

     Video images are pervasive in today's society as sources of entertainment and information. These video images are displayed on a variety of electronic media including color TVs, projection TV systems and PCs. Historically, there has been a substantial difference in the quality of these various media, ranging from low quality TV pictures to very high quality cinema pictures. This difference resulted from a host of technical issues related to the capture, transmission and display of video images. Current technologies make it possible to replicate cinema quality on TVs, projection systems and PCs.

     With U.S. households owning approximately 250 million television sets, TV is the dominant medium for viewing video images. While TV is an integral part of modern life, it is optimized around image production, transmission and display technology created more than 40 years ago. TV signals are produced in accordance with the NTSC standard developed in the 1940s for black and white programs. This standard was last modified in the 1950s to make possible the compatible transmission of black and white and color programs. Technical compromises required to achieve compatibility introduce image degrading imperfections, known as artifacts. Additionally, analog transmission introduces noise in the TV image. While always present, these imperfections are less evident on smaller TV screens than on screens 25 inches in size and larger. Over the last decade, consumer interest in larger screen TVs has increased dramatically, fueled by decreasing equipment prices and an expanding universe of movies, sporting events and other programming available via cable TV, video cassette, direct broadcast satellite, laser disc and, most recently, digital video disc ("DVD"). As TV screen sizes increase, impairments in the image, such as low resolution, artifacts and noise, have become more apparent. The better quality images produced by DVDs, digital satellite transmission and high-resolution computer monitors have made viewers more discriminating and have elevated their image quality expectations.

     The Company believes that this trend will accelerate with the recent introduction of HDTV. HDTV images are expected to incorporate cinema-like image quality in a wider screen format. The Federal Communications Commission ("FCC") has established standards for DTV broadcasting in the United States and adopted rules mandating the gradual introduction of DTV broadcasting. The FCC has targeted the eventual phase-out of analog (NTSC) broadcasting by the year 2006. Current analog broadcasting equipment is not compatible with the new DTV standards. In order to transmit digital signals in accordance with the new DTV standards, broadcasters will need to acquire new equipment, including digital transmission equipment, at costs estimated to range from $2 million per station to as high as $10 million per station. Broadcasters are seeking to reduce the costs of transitioning from analog to digital broadcasting through strategies which will allow them to continue to use much of their existing equipment.

     Advances in microprocessors, the availability of low cost memory and storage, high quality displays, sophisticated software and the emergence of the World Wide Web have fueled the growth in multimedia applications on the PC. The PC is increasingly being used to view video stored on hard disk, CD-ROM, DVD and laser disc, as well as video over the Internet. The Company believes that the use of the PC as an entertainment device in the future will depend in large part on the PC's ability to display high quality TV images. Since TV signals use an interlaced format while PCs use a progressive scanning display format, a TV signal must be converted before being displayed on a PC. The interlace/progressive conversion, along with other steps in the conversion of the TV signal, have caused color distortion, motion artifacts, noise and other imperfections, resulting in poor video quality on the PC. Image problems become even more apparent when TV signals are viewed on a PC, as PC users sit relatively close to their screens and PC monitors have higher resolution than most TVs.

FAROUDJA SOLUTIONS

     The Company designs, develops and markets video image enhancement products, that dramatically improve image quality, producing cinema quality images on a wide variety of displays.

     The Company's products for the TV market substantially reduce the imperfections inherent in analog NTSC signals, which become increasingly apparent on large screen TV displays. The Company's technology improves picture quality by removing artifacts and noise, detecting and compensating for motion, enhancing resolution, and multiplying the number of lines displayed. Faroudja's product sales for the TV market include sales of stand alone products to home and industrial customers, and sales of both board level and application specific integrated circuit ("ASIC") products to original equipment manufacturer ("OEM") customers.

     The Company has also developed products that support the transition from analog to DTV/HDTV broadcasting. As broadcasters make significant investments to satisfy regulatory requirements, the Company believes that product solutions which interface with current studio equipment will help broadcasters minimize transition costs and maintain flexibility in responding to evolving regulatory and market requirements. The Company believes that its Digital Format Translator-TM- ("DFT") upconversion products will enable broadcasters to use much of the equipment present in their existing studios to produce programming in various DTV/HDTV video formats.

STRATEGY

     The Company's objective is to maintain and expand its position as the industry standard of excellence for video image quality. Key elements of the Company's strategy to achieve this objective include:

MAINTAIN AND EXTEND TECHNOLOGY LEADERSHIP. The Company intends to build upon its technology leadership in video image processing by increasing its investment in research and development. These efforts will focus on developing patentable technologies and innovative products for the video display and broadcast markets. The Company intends to leverage its image enhancement expertise in TV into broadcast, DTV and other new displays, and PC products and applications.

PENETRATE BROADER MARKET SEGMENTS. The Company has historically sold products that address the needs of the industrial and home theater markets. The Company is seeking product opportunities in new and broader market segments, such as the converging PC and TV markets and the emerging DTV/HDTV broadcast and new digital display markets.

BUILD AND LEVERAGE STRATEGIC RELATIONSHIPS. The Company intends to establish and maintain strategic relationships with companies whose technology, products and distribution strategies complement those of the Company. Through selective licensing of its patented technologies, the Company intends to increase penetration and recognition of its capabilities in markets currently served and to facilitate migration into new markets.

INCREASE BRAND NAME AWARENESS. The Company has established a reputation for excellence in video processing and video image enhancement in the commercial broadcast, industrial and home theater markets. The Company intends to increase brand name awareness through advertising, the marketing of stand alone image enhancement and display products carrying the Company's trademarks, co-branding agreements with OEM customers and greater emphasis on Internet marketing through its web site. The distribution of Company-branded and co-branded products in new and broader market segments is also intended to increase Faroudja-Registered Trademark- brand awareness.

PRODUCTS

     Faroudja designs, develops and markets a range of video image enhancement products for the TV and broadcast markets. The following table sets forth certain information regarding the Company's current stand alone home theater and industrial products and products for the broadcast market:

MARKET                  PRODUCT      DESCRIPTION
------                  -------      -----------
TV-Image                VP401        Line quadrupler and video processor for large screen high resolution video projection system
Enhancement/
Line Multiplying        VP301        Line tripler and video processor for large screen high resolution video projection system

                        VP251        Line doubler and video processor for large screen high resolution video projection system

                        VS50         NTSC/PAL low noise video decoder, frame synchronizer and image processor for large screen standard resolution displays and video production

Large Screen            RP5800       HDTV rear screen multimedia projection system with line doubler and video processor
Multimedia Display
Systems                 LS700        LCD-based front projection system with line doubler and video processor

Broadcast               DFD U        NTSC/PAL video decoder/frame synchronizer with 10-bit processing, time base correction, patented 2D adaptive comb filter produces artifact-free digital D1 parallel and serial outputs

                        A2D1F        Low noise video decoder/frame synchronizer with video adjustments and D1 output

                        DFT-3        Base format translator for upconverting NTSC serial digital input to ATSC 720p or 1080i HDTV video formats, includes multiple preset aspect ratios, standard and high definition frame synchronization, digital color correction and HD-SDI outputs

                        DFT-3S       DFT-3 format translator for upconverting NTSC serial digital input to ATSC 720p or 1080i HDTV video formats, includes multiple preset aspect ratios, standard and high definition frame synchronization, digital color correction, advanced video enhancement, HD-SDI outputs and
                                     System Control Software

                        DFT-3A       Fully featured format translator for upconverting a full range of NTSC signals through patented 2D decoding, analog component and serial digital inputs to ATSC 480p, 720p and 1080i
                                     DTV/HDTV video formats, includes full aspect ratio control, standard and high definition frame synchronization, digital color correction, digital noise reduction, advanced video enhancement, HD-SDI and analog outputs, and System Control Software

TV PRODUCTS

LINE QUADRUPLERS (VP401). The Company's line quadrupler video processors produce cinema-like images. The processors accept input from sources formatted for conventional 525-line or 625-line TV standards, and convert them into line-quadrupled, noticeably artifact-free, high resolution signals for projection TV systems and electronic cinema. The processors are precision instruments employing three complex digital signal processes utilizing patented technology in the fields of decoding, scan conversion and detail enhancement. These products substantially reduce color blurring, rainbow patterns, dot crawl and visible scan lines, and deliver sharp image details.

LINE TRIPLING VIDEO PROCESSORS (VP301). The Company's line tripling video processors utilize certain of the same technologies as the Company's line quadruplers, and deliver similar results for smaller projection TV systems.

LINE DOUBLING VIDEO PROCESSORS (VP251). The Company's line doubling video processors utilize certain of the same technologies as the Company's line quadruplers, and deliver similar results for direct-view or projection TV systems.

VS50 CHROMA DECODER. The VS50 decodes NTSC and PAL signals into high quality, artifact-free components to greatly improve image quality for high quality standard scan rate displays and video production.

REAR PROJECTION MULTIMEDIA DISPLAY SYSTEM (RP5800). The Company's 58 inch wide, HDTV rear screen multimedia projection system incorporates a VP250 line doubling video processor. This display system is designed for customers with space, remodeling or lighting constraints and provides HDTV quality images. During 1998 the Company offered the RP4800, a 48 inch wide, rear screen projection system. The RP4800, which is based on a different projector chassis than the RP5800, was discontinued in December 1998 with the introduction of the RP5800.

LS-TM-700 LCD PROJECTOR. The LS700 is an LCD-based front projection system produced by In Focus Systems, Inc. ("In Focus-Registered Trademark-"), incorporating line doubling and video processing ASICs of the Company. This product combines the image quality for which the Company is recognized with the compact form factor, ease-of-use, reliability and low cost of ownership of an LCD projector.

     Home theater and industrial product sales as a percentage of total revenues for fiscal 1998, 1997 and 1996 were 84%, 88% and 80%, respectively.

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

A2D1F. The A2D1F decodes NTSC signals into high quality, artifact-free components prior to the time the signal is transmitted. The output signal is used in applications such as studio manipulation and digital video compression.

     The Company's Digital Format Translator-TM- ("DFT") products, used in conjunction with existing NTSC production equipment at post-production, network or network affiliate studios, provide broadcasters with the ability to produce programming in various DTV and HDTV video formats. In addition to translating standard resolution video into higher resolution formats, certain of the DFT products enable broadcasters to transform standard source material (4:3 aspect ratio) into a wide screen (16:9 aspect ratio) format. The products provide user-friendly means for studio engineers to control a broad range of factors that ultimately contribute to superior image quality. The translators have a modular design and can be configured to suit particular customer's needs. Examples of configurations are the DFT3, DFT3S and DFT3A described below.

DFT3 - DIGITAL FORMAT TRANSLATOR. The DFT3 base model translator uses patented Faroudja technologies to translate 525 line interlace serial digital component video into the customers choice of either the ATSC 720 line progressive or 1080 line interlace HDTV video formats. The product includes the ability to choose from among multiple preset aspect ratios, standard and high definition frame synchronization, digital color correction and HD-SDI outputs.

DFT3S - DIGITAL FORMAT TRANSLATOR. The DFT3S contains all the features of the DFT3, plus advanced video enhancement and Window's NT-based system control software that allows the highest level of user control over system features.

DFT3A - DIGITAL FORMAT TRANSLATOR. The DFT3A is a fully featured DFT3. It contains all features of the DFT3S and Faroudja patented adaptive comb filter decoding for upconverting the full range of NTSC signals (analog, composite and digital) into the full range of ATSC DTV and HDTV video formats: 480 line progressive, 720 line progressive and 1080 line interlace. Digital noise reduction and a variety of analog monitoring options are also added to round out the DFT3A and make it the most advanced and feature rich product in its class.

     Broadcast product sales as a percentage of total revenues for fiscal 1998, 1997 and 1996 were 10%, 2% and 16 %, respectively.

OEM PRODUCTS

     The Company co-brands certain of its stand alone video processing products with Vidikron of America, Inc. ("Vidikron"). In 1998, sales to Vidikron accounted for 10% of total Company revenues.

The Company has also designed and developed board level and ASIC products incorporating the Company's technologies for the OEM market. ASIC product offerings include the FLI2000 broadcast quality NTSC/PAL decoder integrated circuit, with time base correction and detail enhancement, and the FLI9000 set of eight proprietary ASICs. The FLI9000 chip set includes the FLI2000 and additional deinterlacing and enhancement chips. In Focus incorporates the FLI9000 chip set into the LS700 projector. To date, sales from board and ASIC products have not been material.

RESEARCH AND DEVELOPMENT; NEW PRODUCTS

     The Company has devoted, and expects to continue to devote, significant resources to its research and development efforts. In 1996, the Company established a VLSI design group to develop high performance video application specific integrated circuits ("ASICs"). As of December 31, 1998, the Company had a staff of 20 full-time research and development personnel. During 1998, 1997 and 1996 the Company's research and development expenses were approximately $4.8 million, $4.2 million and $2.5 million, respectively. The Company anticipates that its research and development expenses will increase in absolute dollars for the foreseeable future.

     The Company has a number of products in development with introduction planned during the next several years. For the home theater and industrial markets, the Company is developing new line multipliers with video scaling capabilities for very large screen high resolution systems, liquid crystal display ("LCD") and Digital Light Processing-Registered Trademark- based projector systems ("DLP"), and a video processor for less sophisticated industrial applications. For the broadcast market the Company is continuing to develop and cost-reduce its DFT products to respond to the needs of the emerging DTV/HDTV market.

     The Company's other planned research products include expanded development of line multipliers, compression pre-processors for broadcast products which include noise reduction to increase compressor efficiency and next-generation ASICs that include enhanced capabilities, greater integration and denser chip geometries.

     The markets for the Company's products are characterized by evolving industry standards, rapid technological change, frequent new product introductions and short product life cycles. The Company's future success will depend, in large part, on its ability to continue to enhance its existing products, develop new products and features to meet changing customer requirements and evolving industry standards, and enter into royalty-bearing licenses. Sales from Company's line multiplier product lines decreased in 1998 and the Company anticipates that sales of such products will experience limited growth, or decline, in future periods. Home theater and industrial market sales decreased in 1998, which the Company attributes to increased competition, pricing pressure and consumer confusion over HDTV. The Company believes that the confusion resulting from HDTV and related market weakness could continue until HDTV broadcast begins on a wide-scale basis. The Company expects that approximately one-half of its total revenues in 1999 will be derived from sales of recently introduced products and products which the Company is developing for introduction in 1999. The success of new products depends on a number of factors, including proper selection and timely introduction, successful and timely completion of product development, accurate estimation of demand, market acceptance of new products of the Company and its OEM customers, the Company's ability to offer new products at competitive prices, the availability of adequate staffing to produce and sell such new products, and competition from products introduced by competitors. Certain of these factors are outside the control of the Company. Sales of the Company's board and ASIC products, and future license and royalty revenues, depend in part upon the ability of the Company's OEM customers and licensees to successfully develop and market products incorporating the Company's products or technology. There can be no assurance that the Company's broadcast products will be widely accepted by the broadcast market. There can be no assurance as to the amount of royalties, if any, that the Company will receive in the future. The Company does not currently have any license agreements in effect pursuant to which it expects to receive substantial royalties.

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

     There can be no assurance that the Company will identify new product opportunities, will successfully develop and bring to market new products, will be chosen to supply board level or ASIC products for incorporation into OEMs' products or will respond effectively to technological changes or product announcements by others, or that the Company's new products will achieve market acceptance. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and operating results. See "Factors Affecting Future Operating Results - DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND RISK OF TECHNOLOGICAL CHANGE."

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

DECODING TECHNOLOGY. The color section of the NTSC standard was originally designed with severe bandwidth restrictions. This causes colors in various video images to "blur" and "smear." These effects are aggravated by storage media, such as VHS tapes, that further degrade the chroma or color signal. The Faroudja decoder technology utilizes proprietary circuitry to recreate and correct color details. This is accomplished by making use of the sharper black and white transitions to develop a correction signal that is then used to sharpen the color transitions. As a result, colors are restored with sharp details and video images retain their original crisp image. Digital adaptive comb filter circuitry eliminates decoding errors from imperfect separation of the luminance and chrominance signals and enables the reproduction of sharper, cleaner color images. The Company's decoder technology has two separate correction circuits that create color transitions that are clear, sharp and natural by eliminating the artifact known as "dot crawl", a rapid upward movement of colored dots on sharp vertical transitions, and hanging dots which lie underneath all the colored horizontal transitions. Dot crawl and hanging dots are readily apparent with large, highly saturated, stationary graphics such as titles and credits.

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

LINE MULTIPLIER TECHNOLOGY. The line multiplier technology reduces scan line visibility resulting from utilizing a 525 line interlaced broadcast standard on today's large screen TVs by changing the interlaced video signal to a progressively scanned signal. The Company's line multiplier technology detects motion and interpolates correctly to "fill in the blanks." This technology can detect the difference between a film image that has been transferred to video or a video image that emanates from a video camera. After detecting the image type, the line multiplier technology selects its algorithm to compensate accordingly. This is critical because today's home theaters are primarily used to show films that were transferred to video, whether on tape, laser disc, DVD or off the air.

DETAIL ENHANCEMENT TECHNOLOGY. The best video sources such as DVD (if properly recorded) provide good resolution while others such as digital satellite reception and laser discs often provide acceptable resolution. However, common sources such as broadcast or VHS tapes are noticeably deficient. The problem is compounded when scan lines are doubled or quadrupled and when other signal processing is applied. The resulting picture is free of artifacts (including visible scan lines) but dull, with loss of definition and a general blurriness. The Company's proprietary technology increases the visibility of small image details, whether horizontal or vertical, without introducing ringing or noise artifacts and without modifying large edge response through the use of non-linear processing. This technique expands the apparent bandwidth of large edge signals without introducing artifacts, such as ringing, in both the horizontal and vertical domains. The combination of these two techniques results in an image that gives a greater feeling of depth.

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

SCALING. As new video standards and display technologies emerge, the need to reformat the video picture by scaling in both the horizontal and vertical domains becomes more important. The Company currently produces line doublers and quadruplers which scale the picture by factors of two. DFT products scale the picture by non-integer ratios to convert traditional video sources to the new DTV and HDTV formats and the Company has under development line multiplication products that scale by non-integer ratios. This capability is required for PC interface products, and LCD and DLP-TM- based products, all of which have finite numbers of pixels in their display format. When pixel based displays are used to display video, the video source should be scaled to convert the original number of lines to the number of lines in the display device to avoid the creation of video artifacts.

STRATEGIC RELATIONSHIPS AND LICENSING

     The Company believes that strategic relationships with other manufacturers will provide opportunities to facilitate the entry of video image enhancement products into new markets.

     In March 1997, the Company entered into a license agreement with S3 Incorporated ("S3"), which allows S3 to incorporate certain of the Company's technologies, including line doubling, detail enhancement, cross-color suppression, motion tracking and compensation and digital compression filtering, in S3's advanced graphics accelerator products for mainstream multimedia PC systems. To the extent that S3 incorporates the Company's technologies in S3 products the Company will receive royalties. The license agreement was exclusive for certain markets provided that certain conditions, including the payment of minimum quarterly license fees, were satisfied. S3 has advised the Company that it will not make payments necessary to maintain its exclusive rights with respect to any periods after March 31, 1998. S3 has not shipped any products that incorporate the Company's technology and there can be no assurance that S3 will develop products or pay any future royalties under the license agreement.

     Yves Faroudja, the Company and General Instrument Corporation ("GI") are parties to a world-wide license agreement dated May 1, 1996 pursuant to which GI licensed certain patents to the Company and the Company licensed certain patents to GI relating to video compression and decompression. The licenses are royalty-free so neither party is obligated to pay, nor entitled to receive, license fees from the other party. The agreement grants exclusive rights to each company in defined fields of use, includes the right to grant sublicenses and extends until the last to expire of the licensed patents. As a result of that agreement, GI could produce products in the field of scan conversion of source material presented to a compression system competitive with the Company's upconverter products.

     In December 1998, the Company entered into a manufacturing, sales and distribution agreement with In Focus, pursuant to which In Focus agreed to incorporate the Company's line doubling and video processing circuitry into an In Focus LCD projector to be known as the "LS-TM-700." The agreement granted to the Company the exclusive right to sell the LS700 in the home theater market. The Company also agreed that until May 30, 1999 it would not allow any company other than In Focus to offer or sell any front-screen LCD-based home theater projection devices incorporating the Company's proprietary ASICs. Shipments of LS700s to the Company's home theater customers began in January 1999.

     The patented technologies which the Company uses to produce standalone products for home theater, industrial and broadcast applications may also be used in other applications, such as digital television sets and digital set-top boxes, for improving the image quality displayed from standard definition video sources. The Company may offer to license these technologies, such as decoding, line multiplication, detail enhancement, motion tracking, motion compensation, time base correction and scaling, to strategic partners such as semiconductor chip manufacturers, for wide scale deployment. The Company is not currently a party to any such license agreements. There can be no assurance that the Company will identify additional strategic partners or enter into additional license agreements for the uses described or any other uses, or that any such relationships or agreements will result in substantial revenues to the Company. See "Factors Affecting Future Operating Results - DEPENDENCE ON STRATEGIC RELATIONSHIPS."

SALES AND MARKETING

     Faroudja markets its products for the TV market through a network of home theater, industrial and commercial dealers as well as OEM customers. As of December 31, 1998, the Company maintained a sales force of eight persons at its headquarters in Sunnyvale, California, and three employees in regional offices. The Company's marketing programs include trade shows, training seminars, public relations and advertising. The Company also uses its web site (www.faroudja.com) for marketing, and intends to place greater emphasis on Internet marketing in the future. Revenues from S3 and Vidikron accounted for 10.6% and 11.1%, respectively, of total revenues in 1997. Revenues from Vidikron accounted for 10% of total revenues in 1998.


     The Company currently distributes its home theater products through approximately 300 home theater dealers throughout the United States. This distribution channel is managed by a Company national sales manager, two regional managers, one field training manager, independent sales representatives and a customer service department.

     The Company also sells its products to the industrial market for uses such as corporate boardrooms, executive conference centers and auditoriums, through a network of more than 100 industrial dealers. These dealers typically provide installation, product integration, on site training and customer support. This network is managed directly by the national sales manager and two regional managers that manage home theater distribution and by independent industrial sales representatives.

     For the broadcast market, the Company has relied, and expects to continue to rely on, direct sales and marketing. The Company has two employees who sell directly to the broadcast market. The Company may also enter into reseller arrangements with companies, such as systems integrators, that sell to the broadcast market.

     The Company has OEM and/or co-branding relationships with Vidikron and In Focus. OEM and/or co-branding relationships with Ampro Corporation ("Ampro"), CinemaPro Corporation dba Runco International ("Runco") and NEC Technologies, Inc. USA ("NEC") ended in 1998. There can be no assurance that the Company will continue to receive any revenues from continuing relationships or that it be successful in developing additional OEM relationships.

     Export sales represented approximately 18.6%, 13.1% and 15.3% of the Company's total revenues in 1998, 1997 and 1996, respectively. While export sales remained flat in 1998, they increased as a percentage of total revenues from the prior year because of the decrease in the Company's total revenues. The Company has a non-exclusive worldwide distribution arrangement with Vidikron pursuant to which Vidikron distributes the Company's line doublers
and line quadruplers.    In addition, the Company has distributors or dealers
in over 35 countries worldwide. Export sales to international customers entail a number of risks, including unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potential adverse taxes, currency exchange fluctuations, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. See "Factors Affecting Future Operating Results - RISKS ASSOCIATED WITH EXPORT SALES AND OPERATIONS."

     The Company's future success will depend, in large part, on the continued efforts of its network of direct and indirect distributors and dealers. The loss of, or reduction in sales to, any of the Company's key customers could have a material adverse effect on the Company's operating results. See "Factors Affecting Future Operating Results - DISTRIBUTION RISKS; DIVERSIFICATION OF SALES CHANNELS."

     The Company's business is characterized by short lead times and quick delivery schedules. As a result, the Company does not believe that backlog at any given time is a meaningful indication of future sales.

MANUFACTURING

     TV AND BROADCAST PRODUCTS. The Company's manufacturing operations are located in Sunnyvale, California and consist mainly of materials procurement, final assembly, testing, quality assurance and shipping of products. The only product assembly performed by the Company is final assembly, which consists of building chassis and installing circuit boards and wires and cables. The Company performs testing and quality assurance of all products, except for projection systems, at its Sunnyvale facilities and plans to expand its in-house automated testing efforts as its product volume increases.

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

     The RP4800 Rear Projection System, a 48 inch wide rear screen projection system that was sold by the Company until December 1998, utilized a projector chassis provided by Audio Video Source, Inc. ("AVS") and modified to the Company's specifications. AVS also manufactured the RP4800 for the Company on a contract basis including integrating, assembling and testing the various components of the system.

     The Company's RP5800 Rear Projection System utilizes a projector chassis purchased from Barco, Inc. The RP5800 is manufactured for the Company on a contract basis by Visual Structures, Inc. Visual Structures integrates, assembles and tests the various components of the system, including the Company's line doubler.

     The LS700 projector is manufactured by In Focus incorporating ASICs provided by the Company. The projector is co-branded with the names of both In Focus and the Company.

     Disruption in service by any of the Company's subcontractors or the Company's suppliers could lead to supply constraints or delays in the delivery of the Company's products. Such supply constraints or delays could have a material adverse effect on the Company's business, operating results and financial condition.

 WAFER FABRICATION. The Company contracts all of its wafer fabrication, assembly and testing to independent foundries and contractors, which enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. As the Company continues to develop ASIC products, it will continue to outsource its wafer production. The Company's engineers work closely with the Company's foundries and subcontractors to increase yields, lower manufacturing costs and assure quality. The Company's primary foundry is ST Microelectronics, Inc. ("ST"). In addition, Micro Devices Technology, Inc. ("MDT") and TEMIC Semiconductors ("TEMIC") have manufactured the Company's integrated circuits since 1993 and 1996, respectively. Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.5 and 0.8 micron feature sizes. New devices that are being designed are in 0.25 micron and 0.35 micron sizes. The Company currently purchases products from all of its foundries under individually negotiated purchase orders. The Company does not currently have a long-term supply contract with any of its wafer fabrication foundries and, therefore, none are obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. The Company's reliance on independent foundries and assembly and testing houses involves a number of risks.

See "Factors Affecting Future Operating Results - RELIANCE ON INDEPENDENT FOUNDRIES AND MANUFACTURING."

COMPETITION

     The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price competition. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products or technologies which may be less costly or provide higher performance or more desirable features than the Company's products. For example, during the year ended December 31, 1998, the low end of the Company's line multiplier family, line doublers, faced heavy competition from other line processor manufacturers and from certain projector manufacturers that included built-in line doublers in their projectors. These trends are expected to continue. The Company's existing and potential competitors include several large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company. In the market for TV video processors, the Company's principal competitors are DWIN Electronics, Inc. ("DWIN"), Extron Electronics ("Extron"), Miranda Techologies Inc. ("Miranda"), NEC, Runco, Snell & Wilcox, Inc. ("Snell & Wilcox"), Sony Corporation ("Sony") and Yamashita Engineering Manufacturing, Inc. ("YEM"). DVDO, Inc. ("DVDO") and Genesis Microchip Inc. ("Genesis"), have recently emerged as competitors with chip solutions. In the market for broadcast products, the Company's principal competitors are Extron, Leitch Incorporated ("Leitch"), Miranda, Panasonic Broadcast & Television Systems Company ("Panasonic"), Snell & Wilcox, and Vistek Electronics, Ltd. ("Vistek"). As the Company's products penetrate broader markets and as these markets become commercial markets, the Company expects to face competition from diversified electronic and semiconductor companies.

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

     The Company has licensed and intends to continue to license its technologies and intellectual property. The Company also offers for sale board level or ASIC products, developed by or for the Company, which implement certain of the Company's technologies. The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products which could compete with the Company's technologies and products. At present, the Company believes that S3 and GI are licensees which could compete with certain of the Company's technologies and products. While the Company may sell board level or ASIC products and receive royalties from such licensees, there can be no assurance that the technologies and products offered by such licensees and OEM customers will not compete directly with those of the Company, have performance, cost or other advantages over those of the Company or have an adverse impact on the sales or other licensing activities of the Company.

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

     The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video image enhancement technology depends on a number of factors, including protection of its proprietary technology and information, the price, quality, form factor and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors. See "Factors Affecting Future Operation Results - COMPETITION."

PROPRIETARY RIGHTS AND LICENSES

     The Company's future success depends, in part, on its ability to protect its proprietary technology and information. Although the Company relies on a combination of patents, copyrights, trademarks, trade secrets and licensing arrangements with third parties to protect certain of its intellectual property, the Company believes that factors such as the technological and creative skills of its personnel and the success of its ongoing product development efforts are more important in maintaining its competitive position. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to its proprietary information. The Company holds or is the exclusive licensee of 54 U.S. and 11 foreign patents, and 11 U.S. and 25 foreign patent applications. The Company depends on these patents for the enhancement of its current products and the development of future products. Most of these patents and patent applications are owned by Yves Faroudja, the Company's founder and Chief Technical Officer. Mr. Faroudja has granted the Company an exclusive perpetual, royalty-free, license to use patented and unpatented technologies developed by him prior to January 20, 1997. As the Company is a licensee of such patents and applications, it is subject to risks not generally faced by other companies that own the intellectual property upon which their businesses rely. There can be no assurance that patents will issue from any pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries necessary to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the licensed patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States, and thus, may increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are equivalent or superior to the Company's technology.

     The video image enhancement and related industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company may from time to time be subject to proceedings alleging infringement by the Company of intellectual property rights owned by third parties. If necessary or desirable, the Company may seek licenses under such intellectual property rights. However, there can be no assurance that such licenses will be offered or that the terms of any offered license will be acceptable to the Company. The failure to obtain such a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology. See "Factors Affecting Future Operation Results -LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF THIRD PARTY INFRINGEMENT."

     The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. For example, in January 1997 and May 1997, the Company filed actions against DWIN and Snell & Wilcox, respectively, seeking relief and damages for the infringement of certain patents.

EMPLOYEES

     As of December 31, 1998, the Company had 60 full-time employees, including 20 full-time employees primarily involved in research and development activities, 12 in marketing and sales, 12 in finance and administration and 16 in manufacturing and quality assurance. Most employees are based at the Company's headquarters in Sunnyvale, California. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company intends to expand its employee base in 1999, primarily in research and development, and believes that its future success will depend largely on its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense. The Company's future success will depend to a significant extent upon the continued services of members of senior management and other key employees of the Company. The loss of the service of any of these individuals could have a material adverse effect on the Company.

FACTORS AFFECTING FUTURE OPERATING RESULTS

POTENTIAL FLUCTUATIONS IN FUTURE OPERATING RESULTS; SEASONALITY. The Company's period to period operating results have varied in the past and are likely to vary significantly in the future as a result of a number of factors, including the volume and timing of orders received during the period, the amount and timing of royalty revenues, the timing of new product introductions by the Company and its competitors, demand for and market acceptance of the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products and other manufacturing problems, changes in product or distribution channel mix, product returns, price protection charges from customers and the unexpected loss of key customers. Many of these factors are beyond the Company's control. In addition, due to the short life cycles of the Company's products, the Company's failure to consistently introduce new, competitive products in a timely manner could have a material adverse affect on operating results for one or more product cycles.

     Gross margins may vary from period to period as a result of various factors, including the volume of sales, the mix of products sold, new product introductions, fluctuations in the receipt of royalty revenues, the mix of distribution channels and adjusting prices to meet competition. The Company's gross margins may also be adversely affected by shortages in the availability of key components for the Company's products. To maintain favorable margin levels on product sales, the Company must introduce new products, introduce enhanced versions of existing products and continuously reduce the cost of its products. The Company anticipates that it will incur lower overall gross margins in future periods as it introduces lower margin products for consumer markets and as price competition increases for all products.

     Customers generally do not order the Company's products in advance of their needs. As a result, the Company's backlog is relatively small. Even though backlogs are small and future sales are difficult to forecast, the Company must undertake development projects, initiate sales and marketing activities, stock inventory, plan production, order components and make other commitments months in advance of receiving orders for its products. A shortfall in revenues in a given quarter may adversely impact the Company's operating results due to its inability to make a corresponding adjustment to expenses during that quarter.

     The Company currently derives a substantial portion of its total revenues from the sale of a relatively low unit volume of high priced products. The Company's backlog at the beginning of a quarter typically does not include all sales required to achieve the Company's sales objectives for that quarter. Consequently, the Company's total revenues and operating results for a quarter depend upon the Company obtaining new orders for products to be shipped in the same quarter. On occasion, a significant amount of the Company's quarterly sales are attributable to a limited number of customers. These factors combine to make the volume and timing of orders received by the Company during a quarter difficult to forecast.

     A disproportionate percentage of the Company's total revenues result from sales made in the last month of a quarter. As a result, a shortfall in sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. This sales cycle may also increase the impact of a delay in shipment near the end of a particular quarter, due for example, to shipment rescheduling or cancellation, or manufacturing difficulties experienced by the Company or its suppliers. Either an unexpected shortfall in sales late in a quarter or a delay in shipment may cause total revenues in a particular quarter to fall significantly below the Company's expectations and may thus materially adversely affect the Company's operating results for that quarter.

     The Company's industry is subject to a high degree of seasonality. Demand for the Company's products has historically been highest in the third and fourth quarters of each calendar year. As a result, sales are typically highest in these quarters and may be lower in following quarters.

RISKS ASSOCIATED WITH NEW MARKETS AND APPLICATIONS; MARKET ACCEPTANCE. A substantial portion of the Company's revenues in 1998 were derived from sales of products that address the home theater and industrial TV markets. Certain of the Company's current products and future product plans address markets that are not now and may never become substantial commercial markets. The Company's future growth will depend, in large part, on the Company's ability to identify new markets for its products and to apply its video enhancement technology to evolving markets and applications. There can be no assurance that these markets will become substantial commercial markets or that the Company's products will achieve market acceptance in those markets. The Company also intends to exploit new display technologies and what it believes will be the convergence of the TV and PC markets. There can be no assurance that these new display technologies will be successful or that the TV and PC markets will converge, that these new market will present substantial commercial opportunities, or that the Company's products will adequately address these markets in a timely manner. The Company has experienced, and expects to continue to experience, technological and pricing constraints that may interfere with its development of products that address emerging markets. For example, price has been an issue for certain OEMs that considered incorporating the Company's current ASICs into their products. In addition, certain prospective development partners have deferred or abandoned joint development plans for reasons including market uncertainties regarding which technologies should be bundled on highly integrated chips. There can be no assurance that the Company or its OEM customers will continue their existing product development efforts, or, if continued, that such efforts will be successful, that markets will develop in a timely manner, if at all, for any of the Company's or such customers' products, or that the Company's and its customers' products will not be superseded by other technologies or products.

RISKS ASSOCIATED WITH CHANGING TV STANDARDS. The Company is developing products that are designed to conform with certain current industry broadcast standards. However, there can be no assurance that manufacturers will continue to follow these standards or that more desirable standards will not emerge. The acceptance of the Company's products also depends in part upon content providers developing and marketing content for end user systems, such as video and audio playback systems, in a format compatible with the Company's products. There can be no assurance that these or other factors beyond the Company's control will not adversely affect the development of markets for the Company's products.

     The FCC has required broadcasters to begin broadcasting DTV signals in May 1999, targeting the eventual phase out of the current analog signals by the year 2006. There is considerable uncertainty among broadcasters and providers of broadcast, reception and display equipment as to how DTV will be implemented, as to how broadly and rapidly DTV will be deployed, and as to when, if ever, analog TV will be discontinued. There can be no assurance that the market for the Company's home theater and industrial or broadcast products will continue following the introduction of DTV or if competing standards or technologies emerge that are preferred by manufacturers and consumers. In addition, there can be no assurance that DTV and related products will gain market acceptance or that content providers will develop and market content for end-user systems using a digital format or a format compatible with the Company's products. There can be no assurance that such factors, all of which are beyond the Company's control, will not adversely affect the development of markets for the Company's products.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND RISK OF TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by evolving industry standards, rapid technological change, frequent new product introductions and short product life cycles. The Company's future success will depend, in large part, on its ability to continue to enhance its existing products, to develop new products and features to meet changing customer requirements and evolving industry standards, and on its ability to identify and enter into royalty-generating license agreements with prospective licensees. The Company anticipates that sales from its line multiplier product lines will experience limited growth, or may decline, in future periods. The Company's home theater and industrial sales decreased in 1998, which the Company attributes to increased competition, pricing pressure and consumer confusion over HDTV. The Company believes that the introduction of new products throughout 1999 and increased emphasis on board and ASIC products will improve its competitive position. The Company believes that the confusion associated with HDTV broadcast will continue until HDTV broadcast begins on a wide-scale basis. The Company expects that approximately one-half of its total revenues in 1999 will be derived from sales of recently introduced products and products which the Company is developing for introduction in 1999. The success of new products depends on a number of factors, including proper selection and timely introduction, successful and timely completion of product development, accurate estimation of demand, market acceptance of new products of the Company and its OEM customers, the Company's ability to offer new products at competitive prices, the availability of adequate staffing to produce and sell such new products, and competition from products introduced by competitors. Certain of these factors are outside the control of the Company. Sales of the Company's board and ASIC products, and future license and royalty revenues, depend in part upon the ability of the Company's OEM customers and licensees to successfully develop and market products incorporating the Company's products or technology. There can be no assurance that the Company's broadcast products will be widely accepted by the broadcast market. There can be no assurance as to the amount of royalties, if any, that the Company will receive in the future. The Company does not currently have any license agreements in effect pursuant to which it expects to receive substantial future royalties.

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

     There can be no assurance that the Company will identify new product opportunities, will successfully develop and bring to market new products, will be chosen to supply board level or ASIC products for incorporation into OEMs' products or will respond effectively to technological changes or product announcements by others, or that the Company's new products will achieve market acceptance. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and operating results.

COMPETITION. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price competition. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products or technologies which may be less costly or provide higher performance or more desirable features than the Company's products. During 1998 competition in the home theater and industrial markets increased at the low end from manufacturers of less expensive line multipliers, from projector manufacturers building line multipliers into their projectors and from companies offering relatively inexpensive chips performing functions analogous to functions performed by the Company's products. The Company's existing and potential competitors include several large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company. In the market for TV video processors, the Company's principal competitors are DWIN, Extron, Miranda, NEC, Snell & Wilcox, Sony and YEM. DVDO and Genesis have recently emerged as competitors with chip solutions.
In the market for broadcast products, the Company's principal competitors are Extron, Leitch, Miranda, Panasonic, Snell & Wilcox, and Vistek. As the Company's products penetrate broader markets and as these markets become commercial markets, the Company expects to face competition from diversified electronic and semiconductor companies.

     Yves Faroudja, the Company and GI are parties to a royalty free, world-wide license agreement dated May 1, 1996 pursuant to which GI licensed certain patents to the Company and the Company licensed certain patents to GI relating to video compression and decompression. As a result of that agreement, GI could produce products in the field of scan conversion of source material presented to a compression system competitive with the Company's Digital Format Translator-TM- products.

     The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products which could compete with the Company's technologies and products. At present, the Company believes that S3 and GI are licensees which could compete with certain of the Company's technologies and products.

     Certain of the Company's principal competitors maintain their own manufacturing facilities, including semiconductor foundries, and may therefore benefit from certain capacity, cost and technical advantages. Since the Company does not operate its own semiconductor manufacturing, assembly or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities. The Company's failure to introduce lower cost versions of its products in a timely manner or to successfully manage its manufacturing, assembly and testing relationships would have a material adverse effect on its business, operating results and financial condition.

     The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video technology depends on a number of factors, including protection of its intellectual property and, the price, quality and performance of the Company's and its competitors products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain and locate adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors.

DEPENDENCE ON STRATEGIC RELATIONSHIPS. The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on companies like Vidikron to sell, and In Focus to manufacture, products which incorporate the Company's technology and a failure by these companies to do so will adversely affect the Company's total revenues in the future. There can be no assurance that the Company will identify new strategic partners or enter into additional strategic relationships or that any of the Company's strategic relationships will result in the introduction of new products incorporating the Company's technology or will result in substantial revenues for the Company. In the event that the Company's strategic relationships fail to result in substantial revenues to the Company, the Company's business, financial condition and operating results will be materially adversely affected.

     The Company has licensed and intends to continue to license its technologies and intellectual property. The Company also offers for sale board level or ASIC products, developed by the Company, which implement certain of the Company's technologies. The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products that compete with the Company's technologies and products. While the Company may sell board level or ASIC products and receive royalties from such licensees, there can be no assurance that the technologies and products offered by such licensees and OEM customers will not compete directly with those of the Company, have performance, cost or other advantages over those of the Company or have an adverse impact on the sales or other licensing activities of the Company.

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

DISTRIBUTION RISKS; DIVERSIFICATION OF SALES CHANNELS. The Company sells its products domestically and internationally through distributors and dealers, as well as to OEM customers, and the Company's success depends on the continued efforts of this network of direct and indirect distributors and dealers. In 1998, sales to Vidikron, an OEM customer accounted for 10% of total Company revenues. The loss of, or reduction in sales to, any of the Company's key customers, could have a material adverse affect on the Company's operating results. The short life cycles of the Company's products and the difficulty in predicting future sales increase the risk that new product introductions, price reductions by the Company or its competitors or other factors affecting the video imaging industry could result in significant product returns. In addition, there can be no assurance that new product introductions by competitors or other market factors will not require the Company to reduce prices in a manner or at a time which has a material adverse impact upon the Company's business, financial condition and operating results.

     An integral element of the Company's strategy is to enhance and diversify its distribution channels. The Company's ability to achieve revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel, distributors and resellers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of its existing or future third-party distributors or direct sales personnel or that such third-party distributors will recommend, or continue to recommend, the Company's products, or devote sufficient resources to market and provide customer support for such products. All of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

     The Company subcontracts the manufacturing of its broadcast and TV products pursuant to individually negotiated purchase orders. The Company does not have any long-term agreements with its subcontractors and contract manufacturers. The Company's reliance on third-party manufacturers limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assemblers or other circumstances that would require the Company to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of the Company's products. In addition, the need for high quality assurance by the Company may increase costs paid by the Company to third parties for manufacturing and assembly of the Company's products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and operating results.

LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF THIRD PARTY INFRINGEMENT. The Company's future success depends in part upon its ability to protect its technology and information. The Company seeks to protect its intellectual property rights and to limit access to its proprietary information through a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and licensing arrangements, all of which afford only limited protection. There can be no assurance that patents will issue from any pending applications, or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries necessary to provide meaningful protection or commercial advantage to the Company. Also, competitors of the Company may be able to design around the licensed patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology.

     There can be no assurance that the Company's intellectual property rights, if challenged, will be upheld as valid, will be adequate to prevent misappropriation of its technology or will prevent the development of competitive products. Additionally, there can be no assurance that the Company will be able to license or obtain patents or other intellectual property protection in the future.

     Substantially all of the intellectual property used by the Company is licensed to the Company by Yves Faroudja. The Company faces certain risks because the Company is a licensee and not the owner of such intellectual property rights. Under his agreement with the Company, Mr. Faroudja retains the non-exclusive right to license his patents and technologies to third parties for use outside the Company's field of use. Notwithstanding the particular terms of the license agreement with Mr. Faroudja, the Company faces the risk that he may attempt to terminate the granted licenses and that such an attempt may be successful or that the response to such attempt may consume substantial financial and personnel resources. In the event the Company's resources are so consumed, such consumption could have a material adverse affect on the Company's business, financial condition and operating results.

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

     The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights, like the suits it filed against DWIN and Snell & Wilcox, or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. Such diversion could have a material adverse effect on the Company's business, financial condition and operating results. In addition, litigation initiated by the Company could result in the assertion of counter claims against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, attorney fees, costs and expenses. The Company could also be ordered to cease infringing a third party's intellectual property rights (including, marketing, using, selling and importing infringing products, and employing infringing methods or processes). An adverse determination could also result in the Company expending significant resources to develop non-infringing technology or to obtain licenses to the technology allegedly infringed. There can be no assurance that the Company would be successful in such development or that any such license would be available on reasonable terms, if at all. In the event that any third party makes a successful intellectual property claim against the Company or its customers, the Company's business, financial condition and operating results could be materially adversely affected.

DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES. The Company's future success will depend to a significant extent upon the continued service of members of senior management and other key employees of the Company, particularly Yves Faroudja, the Company's founder, Chief Technical Officer ("CTO") and Co-Chairman. The loss of the service of any of these individuals could have a material adverse effect on the Company.

     Mr. Faroudja entered into an agreement with the Company pursuant to which he serves as an advisor, and continues to serve as the Company's CTO until a new CTO is identified and appointed. The agreement further provides that when a new CTO is appointed, Mr. Faroudja will become a Senior Fellow of the Company. Mr. Faroudja has elected to terminate the agreement on June 30, 1999. The Company does not know how much time Mr. Faroudja will devote to the Company's affairs in the future.

     The Company does not maintain key man life insurance on any of its employees. The Company believes that its future success will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. During 1998, a number of VLSI engineers left the Company. While the Company has not yet replaced the VLSI engineers, it has retained certain of the engineers as consultants on an interim basis to complete projects in progress. The Company has initiated recruiting efforts, but there can be no assurance that the Company will be successful in attracting or retaining qualified replacements for these VLSI engineers. The failure to attract or retain such replacements could have a material adverse effect on the Company's business, financial condition and operating results.

     Competition for skilled executive, technical, management, sales, marketing, consulting and other personnel is intense, and the Company expects that such competition will continue for the foreseeable future. The Company has from time to time experienced difficulty in locating candidates with appropriate qualifications. There can be no assurance that the Company will be successful in attracting or retaining such personnel, and the failure to attract or retain such personnel could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON ROYALTY REVENUES. There can be no assurance as to the amount of royalties, if any, that the Company will receive in the future under its license agreement with S3. S3 has not made any payments necessary to maintain its exclusive license rights with respect to any periods after March 31, 1998 and the Company does not currently have any other license agreements in effect pursuant to which it expects to receive substantial future royalties. Revenues from S3 accounted for 10.6% of the Company's total revenues for the year ended December 31, 1997 and 6.1% of total revenues for the year ended December 31, 1998.

POSSIBLE VOLATILITY OF STOCK PRICE. Factors such as announcements of developments related to the Company's business, announcements of technological innovations or new products or enhancements by the Company or its competitors, sales of the Company's Common Stock into the public market, developments in the Company's relationships with its customers, distributors and suppliers, shortfalls or changes in total revenues, gross margin, earnings or other financial results from analysts' expectations, regulatory developments, fluctuations in results of operations and general conditions in the Company's market, the market served by the Company's customers or the economy as a whole, could cause the price of the Company's Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the market for shares of small capitalization and technology stocks in particular, have experienced extreme price and volume fluctuations, which have often been unrelated or disproportionate to the operating performance of affected companies. There can be no assurance that the market price of the Company's Common Stock will not decline substantially, or otherwise experience significant fluctuations in the future, including fluctuations that are unrelated to the Company's performance.

YEAR 2000 PROBLEM. Certain computers, software and equipment with embedded computing capability recognize only the last two, rather than all four digits of the year in any date. As a result they may fail to recognize and properly process date information or otherwise malfunction unless they are reprogrammed or replaced at the turn of the century (the "Year 2000 Problem"). While the Company does not believe the Year 2000 Problem will impact the performance and functionality of its products and is actively working to identify and address internal and external issues associated with the Year 2000 Problem, there can be no assurance that the Company will identify all of its Year 2000 Problems, resolve internal and external Year 2000 Problems on a timely or cost-effective basis, or be successful in avoiding the impact of business disruptions which may be experienced by the Company's suppliers, service providers and other third parties as a result of Year 2000 Problems. Failure by the Company or third parties doing business with the Company to identify and resolve Year 2000 problems on a timely basis could have a material adverse effect on the Company's financial position, liquidity or results of operations.

EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is the name, age and office held with the Company of each of the executive officers of the Company as of March 30, 1999 and such executive officers' other business experience during the past five years. Except as otherwise indicated, each such executive officer was elected at the meeting of the Board of Directors held after the annual meeting of stockholders held on June 10, 1998. The term of office for each executive officer extends until the next meeting of the Board of Directors for the election of officers and until their respective successors are duly elected.

     GLENN W. MARSCHEL, JR. (age 52) has served as President, Chief Executive Officer and Co-Chairman of the Board of Directors since joining the Company in October 1998. He has served as Executive Chairman of the Board of Directors of Additech, Inc., a petrochemicals company, since October 1997. From December 1995 to August 1997 Mr. Marschel was President and Chief Executive Officer of Paging Network, Inc., a telecommunications company, and from April 1995 to November 1995 he served as Vice Chairman of First Financial Management Company, a company in the credit report and collections business. Prior thereto, from January 1972 to January 1995, Mr. Marschel held positions of increasing responsibility at Automatic Data Processing, Inc., an information systems company, last serving as President of ADP's Employer Services Group. Mr. Marschel is also a director of Sabre Group Holdings, Inc.

     YVES C. FAROUDJA (age 65) is co-founder of the Company and has served as a director of the Company since its inception in 1971. Mr. Faroudja served as the Company's President from 1971 to July 1996, has been the Company's Chief Technical Officer since July 1996. Mr. Faroudja has served as Co-Chairman of the Board of Directors since October 1998 and is Chairman of the Board's Executive Committee.

     ROBERT A. SHEFFIELD (age 50) joined the Company in July 1998 as Vice President - Finance and Chief Financial Officer. From 1996 to June 1998, Mr. Sheffield was the Vice President - Finance and Chief Financial Officer of Asante Technologies, a designer, manufacturer and supplier of local area networking products. From 1994 to 1995, Mr. Sheffield was the Vice President of New Business Development for Time Warner/Atari Games ("Time Warner Interactive"), a video arcade and consumer video entertainment software company, and from 1988 to 1994, Mr. Sheffield was Time Warner Interactive's Vice President - Finance and Chief Financial Officer. From 1985 to 1988 Mr. Sheffield served as the Vice President - Finance and Chief Financial Officer of Televideo Systems, Inc., a manufacturer of video display terminals, personal computers and networks and, from 1984 to 1985 was Vice President - Finance and Chief Financial Officer of Gill Management Services, Inc., a computer services and software development firm.

     DONALD S. BUTLER (age 53) joined the Company in May 1996 as Vice President and General Manager of the VLSI Division. In October 1996, as Vice President-Engineering, he assumed responsibility for all engineering functions, and in July 1998 he was promoted to the position of Senior Vice President-Engineering. Prior to joining the Company, from 1989 to May 1996, Mr. Butler was Vice President of Engineering at the Integrated Systems Center of General Instrument Corporation, a manufacturer of cable and satellite TV equipment. From 1974 to 1989, he held several engineering and engineering management positions within GI's Microelectronics Division.

     NIKHIL BALRAM, PH.D. (age 36 ) joined the Company in January 1999 as Vice President-Advanced Technology. From July 1997 to January 1999, Dr. Balram was Director of Systems Architecture and Manager of the Video Group at S3 Incorporated, a manufacturer of multimedia integrated circuits. From January 1995 to July 1997, Dr. Balram held various research and development positions at Kaiser

Electronics, a manufacturer of military avionics display systems, last serving as Staff Scientist. From June 1994 to January 1995, Dr. Balram did marketing and engineering at the multimedia business unit of Rexon/Tecmar, Inc., a data storage company. From March 1992 to June 1994, Dr. Balram was a staff engineer with the Video/Graphics VLSI Development group of IBM Corporation, a computer company.

     THOMAS A. HARVEY (age 50) joined the Company in June 1997 as Vice President-Sales and Marketing. From September 1990 to May 1997, Mr. Harvey was Senior Vice President of the Western Zone Sales Consumer Products Group of Sony Electronics, Inc. ("Sony Electronics"), a leading electronics supplier. From June 1989 to August 1990, Mr. Harvey was the President of the Consumer Sales Company division of Sony Electronics. From August 1987 to May 1989, he was the President of the Consumer Audio Products group of Sony Electronics.

     KENNETH S. BOSCHWITZ (age 45) joined the Company in June 1997 as Vice President-Business Development and General Counsel. In June 1998, he became Secretary of the Company. From May 1984 to September 1996, Mr. Boschwitz held various legal and management positions with General Instrument Corporation, a manufacturer of cable and satellite TV equipment, including Vice President and General Counsel of GI's Communications Division.

ITEM 2.  PROPERTIES

     The Company occupies approximately 20,000 square feet of space in Sunnyvale, California pursuant to a lease that extends until September 30, 2003. In 1997, the Company leased an additional 10,000 square feet of space in Sunnyvale, California for a term which extends until September 2003 and leased 2,000 square feet in Phoenix, Arizona for a research and development facility. The Company determined that leased space exceeded its needs and terminated the Phoenix lease on October 31, 1998 and is actively seeking to sublease the additional 10,000 square feet in Sunnyvale. There can be no assurance that the Company will be able to sublease the additional Sunnyvale space or that the rent obtained from a sublease will be equal to the rent payable on the Company's lease. The aggregate annual gross rent for the Company's facilities was approximately $289,000 in 1997, approximately $465,000 in 1998 and will be approximately $424,000 in 1999.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1997 the Company filed an action against DWIN and in May 1997 filed an action against Snell & Wilcox, seeking injunctive relief and unspecified monetary damages for the infringement of US Patent Number
4,876,596 (the "596 Patent").   Both actions were filed in the United States
District Court, Northern District of California, San Jose Division. The case against DWIN is Civil Action No. C-97 20010 SW (PVT) and the case against Snell & Wilcox is Civil Action No. C-97 20422 SW (PVT). The 596 Patent was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN and Snell & Wilcox raised defenses and counterclaims that the 596 Patent is invalid and not infringed. They also sought to recover attorneys' fees and costs.

     On February 18, 1998, the court in the Snell & Wilcox action granted the Company's motion for leave to amend its complaint to add claims of infringement of U.S. Patent Number 4,998,287 (the "287 Patent") and U.S. Patent Number 4,881,125 (the "125 Patent"), and to name additional Snell & Wilcox products as being within the category of infringing products. The 287 patent was issued on March 5, 1991 and the 125 Patent was issued on November 14, 1989. The 287 and 125 patents are owned by General Instrument and licensed to the Company. By order dated May 1, 1998, the court granted Snell & Wilcox's motion for summary judgment as to the 596 Patent on the basis of non-infringement. The Company, Snell & Wilcox and General Instrument settled the case effective as of December 8, 1998. The settlement provides that Snell & Wilcox home theater products are subject to a royalty-bearing license from the Company. On January 21, 1999, the court's summary judgment ruling as to the 596 Patent was vacated and had no further force or effect. The case was dismissed on January 21, 1999, with prejudice as to licensed home theater products and without prejudice as to other products.

     In the DWIN action the Company amended its complaint to add claims of infringement of the 287 Patent on August 17, 1998. On February 24, 1999, the court in the DWIN action granted DWIN's motion for summary judgment as to the
596 Patent on the basis of non-infringement.    The case continues with
respect to the 287 Patent and is in the early stages of discovery.

     The Company's management believes that a finding that all of the claims of the patents are invalid or that the patents have not been infringed in the DWIN action will not have a material adverse effect on the Company because the Company's products and business are protected by a variety of patents and the Company will remain competitive even in the absence of the protection afforded by the patents which are involved in that litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Price Range of Common Stock

The Company's Common Stock (Nasdaq symbol "FDJA") began trading publicly on the Nasdaq Stock Market on October 30, 1997. Prior to that date there was no public market for the Company's Common Stock. The follow table presents, for the periods indicated, the intraday high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market.


Fiscal 1997                                            High              Low
-----------                                          --------         --------
Fourth Quarter (from October 30, 1997)                $10.50           $5.50

Fiscal 1998                                            High              Low
-----------                                          --------         --------
First Quarter                                         $11.13           $6.44
Second Quarter                                        $12.38           $8.50
Third Quarter                                         $8.63            $3.69
Fourth Quarter                                        $4.31            $2.31

As of March 1, 1999, there were approximately 350 holders of record of the Company's Common Stock which the Company believes represents more than 3,000 beneficial holders. The Company has not paid cash dividends on its Common Stock and presently intends to retain any earnings for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA.

     SELECTED CONSOLIDATED FINANCIAL DATA

                                                             Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        1998        1997       1996        1995       1994
                                                             ----------------------------------------------------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues                                                $12,270     $17,006    $13,126    $11,954      $8,065
Net (loss) income                                              (3,469)      1,251        N/A        N/A         N/A
Pro forma net (loss) income (1)                                  N/A        N/A        1,319 (1)  3,070 (1)   1,228 (1)
Net (loss) income per share (diluted)                          ($0.29)      $0.13        N/A        N/A         N/A
Pro forma net (loss) income per share (diluted) (1)              N/A        N/A        $0.16 (1)  $0.43 (1)   $0.15 (1)
Shares used in diluted per share
  computation                                                  12,146       9,925      8,191      7,176       7,979
-----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments                                                 $20,419     $23,549     $3,083     $2,759      $1,064
Working capital                                                24,487      26,987      5,861      4,744       2,223
Total assets                                                   28,721      33,489      9,604      6,734       3,434
Total long-term debt                                              -          -           -          -           -
Total stockholders' equity                                     26,498      29,348      7,245      5,515       2,826

-----------------------------------------------------------------------------------------------------------------------

QUARTERLY DATA:
                                           1998                                          1997
                            ---------------------------------------------  ----------------------------------------------
                                4th        3rd         2nd          1st        4th         3rd         2nd        1st
                            ---------------------------------------------  ----------------------------------------------
Total revenues                $2,554      $3,005      $3,353      $3,358      $4,130      $5,012      $4,279     $3,585
Gross profit                   1,215       1,362       1,940       2,254       2,820       3,346       2,992      2,586
Net (loss) income               (903)     (1,821)       (754)          8         326         391         285        249
Net (loss) income per share
(diluted)                     $(0.08)     $(0.15)     $(0.06)     $ 0.00      $ 0.03      $ 0.04      $ 0.03     $ 0.03

(1) Reflects the pro forma effect of the Company being treated as a C Corporation rather than an S Corporation for federal and state income tax purposes from January 1, 1994.
(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net (loss) income per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S FUTURE PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THE DESCRIPTIONS IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH BELOW. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

Overview

     Faroudja, Inc. (the "Company") began operations in 1971 through two related companies, Faroudja Laboratories, Inc. ("FLI") and later Faroudja Research Enterprises, Inc. ("FRE"). The Company was incorporated in December 1996 under the laws of the state of Delaware to succeed to the business of FLI and FRE. From inception to 1988 the Company specialized in the development, manufacturing and sale of products to the broadcast industry. In 1988 the Company introduced its initial product for the home theater and industrial markets - a video processor referred to as a line multiplier. In 1998, 1997, and 1996, sales of products for the home theater and industrial markets comprised approximately 84%, 88% and 80%, respectively, of the Company's total revenues. In 1998 the Company focused significant attention on re-entering the Broadcast market by introducing an upconverter to support television broadcasters' transition from analog to digital television - the Digital Format Translator-TM- ("DFT"). Due in part to this shift in focus, sales of broadcast products increased as a percentage of total Company sales in 1998 from 1997.

     The Company's revenues declined in 1998 for the first time in more than five years. Sales of home theater and industrial line multipliers experienced the most significant year to year decline. From 1995 through 1997, the Company's total revenues increased sequentially on an annual basis, primarily as a result of the introduction of a number of new products for the home theater and industrial markets.

     In 1998 the Company reported a significant net loss due to the substantial drop in line multiplier sales in the home theater and industrial markets. Net income declined in 1997 from 1996 primarily as a result of increased research and development expenses, as well as expenses relating to the expansion of the sales and marketing staff. In 1996, the Company established an in-house very large scale integration ("VLSI") design department to develop high performance application specific integrated circuits ("ASIC") to enhance video image quality in the Company's traditional home theater and industrial markets as well as for use in the TV and PC industries.

     To maintain favorable margin levels on product sales, the Company must introduce new products, introduce enhanced versions of its products, and continue its cost reduction efforts. In 1998 the Company increased research and development efforts relating to the design and development of DFTs and development of ASIC products. Sales and marketing expenses increased slightly due to the Company's efforts to reenter the broadcast market. General and administrative expenses rose significantly due to costs of being a public company. In 1999, on an absolute dollar basis, research and development expenses are expected to increase, marketing and sales expenses are expected to remain level, and general and administrative expenses are expected to decline from 1998. Consequently, to be profitable in 1999, revenues will have to significantly increase.

     The Company's quarterly operating results have varied in the past and are likely to vary significantly in the future from period to period as a result of a number of factors, including the volume and timing of orders received during the period, fluctuations in the amount, and timing of, license and royalty revenues, the timing of new product introductions by the Company and its competitors, demand for, and market acceptance of, the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the markets for the Company's products, the Company's failure to introduce new, competitive products consistently and in a timely manner could materially adversely affect operating results for one or more product cycles.

In March 1997, the Company entered into a license agreement with S3, Incorporated ("S3") pursuant to which significant royalty payments were received for use of certain Company technology. No royalty payments have been made by S3 with respect to any periods after March 31, 1998.

Results of Operations

     The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.

                                                                  Year Ended December 31,
                                                       -------------------------------------------
                                                              1998           1997            1996
                                                       -------------------------------------------
Revenues:
  Product sales                                               93.9%          91.2%           96.2%
  License and royalty revenues                                 6.1            8.8             3.8
                                                       -------------------------------------------
      Total revenues                                         100.0          100.0           100.0
Cost of sales                                                 44.8           30.9            36.5
                                                       -------------------------------------------
Gross margin                                                  55.2           69.1            63.5
Operating expenses:
  Research and development                                    39.3           24.8            18.8
  Sales and marketing                                         28.9           20.4            16.2
  General and administrative                                  28.2           12.8            12.4
  Financing expense                                              -            1.8               -
                                                       -------------------------------------------
      Total operating expenses                                96.4           59.8            47.4
                                                       -------------------------------------------
Operating (loss) income                                      (41.2)           9.3            16.1
Other income:
  Interest income                                              9.2            2.1             0.6
  Other, net                                                   0.0            0.5             0.0
                                                       -------------------------------------------
(Loss) income before provision for income taxes              (32.0)          11.9            16.7
Benefit (provision) for income taxes                           3.7           (4.5)           (5.2)
                                                       -------------------------------------------
Net (loss) income                                            (28.3)%         7.4%           11.5%
                                                       -------------------------------------------
                                                       -------------------------------------------

Total Revenues.

     Total revenues in 1998 decreased by $4.7 million or 27.8% from revenues recorded in 1997. Revenues increased $3.9 million or 29.5% for 1997 from 1996.

     The decrease in revenues in 1998 was due in significant part to the reduction in sales of line multiplier products for the home theater and industrial markets. Sales of line multipliers decreased by $4.0 million in 1998 from 1997. The shortfall was largely attributable to a significant reduction in sales of line multipliers to OEM customers. OEMs either sell the Company's video processors with their projection systems or integrate the Company's video processing components into their projection systems, with the resulting combination representing the most significant part of a home theater installation. Sales of line multipliers were also negatively impacted by the increased market acceptance of video processors produced by other manufacturers, pricing pressure from those competing products and consumer confusion over high definition television ("HDTV"). Licensing revenue decreased by $.8 million in 1998 from 1997, primarily as a result of the discontinuance of royalty payments from S3 after March 31, 1998. It is likely that license revenues will continue to decline in 1999, unless the Company is successful in entering into royalty bearing license agreements with third parties. In 1998, the Company re-entered the Broadcast market with the introduction of the DFT. This resulted in a $.9 million increase in sales of Broadcast products in 1998 from 1997. In 1998, sales to Vidikron accounted for 10% of total Company revenues.

     The increase in sales in 1997 was due primarily to increased shipments of line multiplier products for the home theater and industrial markets, shipments of new products (including the VP100 decoder, DV1000 Digital Video Disc player, VP300 line tripler, and VP280 frame doubler), and $1.5 million of license and royalty revenues from S3. These factors offset a reduction in sales to the broadcast market. Revenues from S3 accounted for 10.6% of total revenues in 1997. Sales to Vidikron accounted for 11.1% of total revenues in 1997. By the end of 1998, sales of VP100s and DV1000s were negligible and those products will be completely phased out in the first half of 1999.

     Export sales, consisting primarily of line multiplier products shipped to dealers and distributors in Asia, Europe and Canada, represented 18.6%, 13.1%, and 15.3% of total revenues in 1998, 1997, and 1996, respectively. In absolute dollars, total export sales for 1998 were only slightly higher than in 1997. All export sales are denominated in U.S. dollars. The Company has not experienced nor does it anticipate any foreign currency exchange exposures. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved. The Company believes that current economic conditions in Asia might adversely impact any increase in sales to that region in 1999.

     The Company's future success will depend, in large part, on its ability to continue to enhance its existing products and to develop new products and features to meet changing customer requirements and evolving industry standards. Sales from the Company's line multiplier product lines decreased in 1998 and the Company anticipates that sales of such products will experience limited growth, or decline, in future periods. Home theater and industrial market sales decreased in 1998, which the Company attributes to increased competition, pricing pressure, and consumer confusion over HDTV. The Company believes that the confusion resulting from HDTV and related market weakness could continue until HDTV broadcasting begins on a wide-scale basis. With the continuing rollout of HDTV in 1999, the Company anticipates that sales of its Broadcast products, and specifically the DFT will increase in 1999 and over the next several years.

Gross Profit.

     Gross profit as a percentage of total revenues was 55.2% in 1998, 69.1% in 1997, and 63.5% in 1996. The 14% absolute percentage decrease in gross margin in 1998 from 1997 was due to several factors. First, gross margins of line multipliers decreased as prices of certain major product families were significantly reduced in August 1998. Second, high gross margin licensing revenues were reduced in 1998 with the end of payments from S3. Third, in the third quarter of 1998 certain excess and obsolete inventory items were written down to their net realizable value. Fourth, the new Broadcast market product, the DFT, produced only $1.0 million revenue in its first year of sales.

     The increase in gross margin in 1997 compared to 1996 was primarily due to increased license and royalty revenues. Product gross margin as a percentage of product sales increased to 66.1% in 1997 from 62.01% in 1996, due primarily to product cost reduction efforts.

Research and Development Expenses.

     Research and development expenses increased to $4.8 million in 1998 from $4.2 million in 1997 and from $2.5 million in 1996. The increase in 1998 was primarily due to the development of the DFT and for the costs associated with development of ASICs. Research and development expenses as a percentage of total revenues rose in 1998 to 39.3% due to the increased spending of $.6 million in 1998 from 1997 coupled with the significant decline in total revenues in 1998 from 1997.

     In 1997 the increases were primarily due to costs incurred by the Company for the development of ASICs used in the full range of the Company's products. Research and development expenses as a percentage of total revenues increased to 24.8% in 1997 from 1996 due to expansion of the Company's VLSI department which was established in 1996. The Company intends to increase its research and development efforts in 1999, primarily in the design and development of board and ASIC products, and therefore expects that research and development expenses will continue to increase in absolute dollars.

Sales and Marketing Expenses.

     Sales and marketing expenses increased to $3.6 million in 1998 from $3.5 million in 1997 and from $2.1 million in 1996. In 1998, due to the decline in revenues from 1997, sales and marketing expenses were higher as a percentage of total revenue at 28.9%. Categories of expenses that rose in 1998 were expenses for trade shows such as the Consumer Electronics Show and the National Association of Broadcasters Show, and for advertising and brochures. Categories of expenses that declined in 1998 were commissions to outside sales representatives as the Company shifted sales responsibilities more to direct employee sales staff.

     Sales and marketing expenses increased as a percentage of total revenues to 20.4% in 1997 from the prior year primarily due to increases in the Company's sales and marketing staff, including the addition of sales executives and the development of a network of regional managers and sales representatives. The Company expects its sales and marketing expenses in 1999 to remain similar to 1998 spending levels.

General and Administrative Expenses.

     General and administrative expenses increased to $3.5 million in 1998 from $2.2 million in 1997 and from $1.6 million in 1996. Due to the significant increase in general and administrative expenses coupled with the year over year decline in total revenues, the percentage of expenses to revenue increased to 28.2% in 1998. The increases in absolute expenses were due primarily to expenses of being a public company such as outside professional legal and accounting fees associated with annual reports, registration statements and other SEC filings, for legal expenses involving patent litigation, and for one time charges for management changes.

     General and administrative expenses increased as a percentage of total revenues to 12.8% in 1997 and 12.4% in 1996, primarily due to additions to the Company's general and administrative staff, including the hiring of a new chief executive officer, chief financial officer and general counsel, and an increase in professional fees.

     The Company expects that general and administrative expenses both in absolute dollars and as a percentage of total revenues will decrease in 1999.

Financing Expense.

     In 1997 the Company spent $.3 million in the first quarter related to financing activity. There were no such expenses in 1998.

Other Income.

     Interest and other income increased to $1.1 million in 1998 from $447,000 in 1997, and from $83,000 in 1996. The increase in interest income in 1998 over 1997 is derived from investments in short-term, interest bearing investment grade securities as a result of two investments made in the Company in 1997. They include the investment of the $15.6 million net proceeds from the Company's initial public offering completed in October 1997, and the $5 million investment by S3 in the Company in June 1997. The Company anticipates that interest income will decrease slightly in 1999.

Provision for Income Taxes.

     The Company's benefit for income taxes was 11.6% for 1998 compared to provisions for income taxes of 38% and 40% for 1997 and 1996, respectively. The 1998 tax rate reflects the benefit of refundable taxes offset by state taxes and the valuation allowance for certain deferred tax assets. The 1997 tax rate is lower than the pro forma 1996 tax rate primarily due to tax credits.

     Under the Statement of Financial Accounting Standards No. 109 ("SFAS 109"), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not.
 Based on the weight of available evidence, the Company has provided a valuation allowance against deferred tax assets for 1998. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

     The Company's FLI subsidiary was an S Corporation from inception until March 1996. As an S Corporation, FLI earnings were taxed directly to its stockholders. FRE was a C Corporation since its inception. The pro forma provision for income taxes, calculated assuming FLI's S Corporation status terminated January 1, 1994, reflects an effective tax rate for the year ended December 31, 1996 of 40%.

Liquidity and Capital Resources.

     The Company has historically funded its capital requirements from its cash flow from operations. Funding requirements in the past have been primarily related to the growth in accounts receivable, inventories and capital equipment.

Operating Activities.

     In 1998, net cash used by operating activities was $3.2 million, primarily composed of (i) $3.5 million of net loss, (ii) a $.9 million decrease in accrued income taxes payable, (iii) a $.7 million increase in income taxes receivable; (iv) a $.6 million decrease in accrued compensation and benefits, (v) a $.4 million increase in inventories, (vi) and a $.3 million decrease in accounts payable. These were primarily offset by (i) a $1.3 million decrease in accounts receivable, (ii) a $.9 million decrease in deferred tax assets and (iii) $.9 million of depreciation and amortization.

     In 1997, net cash provided by operating activities was $1.1 million, primarily composed of (i) $1.3 million of net income, (ii) $.6 million of depreciation and amortization, (iii) a $.7 million increase in accounts payable, (iv) a $.5 million increase in accrued compensation, (v) a $.8 million increase in income taxes payable and (vi) a $.3 million increase in other accrued liabilities. These were primarily offset by (i) a $.3 million increase in accounts receivable, (ii) a $1.3 million increase in inventory,
(iii) a $.5 million increase in deferred tax assets, (iv) a $.4 million increase in other current assets and (v) a $.5 million decrease in deferred revenues.

     In 1996, net cash provided by operating activities was $1.3 million, primarily composed of (i) $1.5 million of net income, (ii) $.4 million of depreciation and amortization, (iii) a $.2 million increase in accrued compensation and benefits, (v) a $.3 million increase in other liabilities and (vi) $.5 million of deferred revenues. These were partially offset by a
(i) a $1.2 million increase in accounts receivable primarily attributable to $1.0 million due from a licensing customer from an agreement completed in December, 1996, and (ii) an increase in deferred tax assets of $.5 million.

Investing Activities.

     Capital equipment purchases in 1998, 1997 and 1996 were $.5 million, $1.2 million, and $1.0 million, respectively, primarily for computer hardware and software used in research and development, research and development test equipment and furniture and fixtures.

Financing Activities.

     In October 1997, the Company effected its initial public offering. Net proceeds, after underwriting discounts and commissions and expenses associated with the offering, were $15.6 million. In June 1997, the Company also received $5.0 million from a private placement of Common Stock with S3. In 1996, the Company raised $4.0 million through a private placement of its Common Stock to a group of investors. In connection with its status as a Subchapter S Corporation, the Company distributed $4.0 million in 1996 to the Company's stockholders.

Liquidity.

     At December 31, 1998, the Company had approximately $20.4 million of cash and cash equivalents, a bank credit facility for $2.0 million, and working capital of approximately $24.5 million.

     The cash and cash equivalents are predominantly held in three types of cash investments. These investments are obligations issued by U.S. federal agencies, money market funds that subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

     Cash, cash equivalents and short-term investments at December 31, 1998 declined by $3.1 million or 13.3% from the balances at December 31, 1997. The most significant reason for the cash decrease was that total gross profits from total revenues were significantly less than operating expenses. Cash was also used to purchase both engineering test equipment and product inventory, and to reduce the accounts payable balances. The decline in cash, cash equivalents and short-term investments was partially offset by strong customer collections that reduced accounts receivable balances.

     In April 1998, the Company renewed its bank revolving line of credit that expires in April, 1999. The line of credit is secured by substantially all of the Company's tangible assets. Borrowings are limited to defined percentages of eligible accounts receivable. In addition, the Company must satisfy certain financial covenants. No borrowings were made under the line of credit agreement in either 1998 or 1997.

     The Company's future capital requirements are expected to include (i) supporting the expansion of research and development, (ii) funding the acquisition of capital equipment, primarily for research and development and consisting of such items as research and development equipment, computers and furniture, and (iii) funding the growth of working capital items such as receivables and inventory.

     The Company believes that its current cash, cash equivalents and short-term investments will be sufficient to support the Company's planned activities through at least the next twelve months.

     The Company may investigate means to acquire greater control over semiconductor production, whether by joint venture, prepayments, equity investments in or loans to wafer suppliers. In addition, as part of its business strategy, the Company occasionally evaluates potential acquisitions of businesses, products and technologies. Accordingly, a portion of its available cash may be used for the acquisition of complementary products, technologies or businesses or to assure foundry capacity. Such potential transactions may require substantial capital resources, which may require the Company to seek additional debt or equity financing. There can be no assurance that the Company will consummate any such transactions.

Year 2000.

     Certain computers, software and equipment with embedded computing capability recognize only the last two, rather than all four digits of the year in any date. As a result they may fail to recognize and properly process date information or otherwise malfunction unless they are reprogrammed or replaced at the turn of the century (the "Year 2000 Problem"). The Company is dependent upon computers, software and equipment with embedded computing capability for all phases of its operations including production, distribution and accounting. The Company has developed a plan to determine the impact of the Year 2000 Problem on its operations. This plan covers an assessment of internal and external Year 2000 Problems, formal contacts with the Company's significant suppliers, customers, financial organizations, service providers and others to determine their Year 2000 readiness, remediation of problems where found, and a contingency plan for problems which cannot be solved on a timely or cost-effective basis.

     The Company has completed an assessment of the products it designs, manufactures and distributes and believes that the performance and functionality of such products will not be affected by Year 2000 Problems.

     With regard to internal risks associated with Year 2000 Problems, the Company recently completed a major upgrade of its main business computer systems, which replaced a majority of its existing systems, and plans to complete this system upgrade during the first half of 1999. The system selected is Year 2000 compliant and is expected to eliminate most of the Company's internal Year 2000 Problems. The Company will test its main operations computer systems and continue testing other internal systems, including engineering workstations and desktop computers, for Year 2000 compliance. The Company intends to address any problems identified immediately and to replace any deficient element of its systems that cannot be made Year 2000 compliant by other means. The Company believes that any significant Year 2000 Problems will be solved by the fourth quarter of 1999. The Company has developed a contingency plan for its operations activities that involves a full detail paper backup for its production, purchase order and inventory requirements for the first six months of the year 2000. While it is not presently possible to precisely quantify the overall cost of this work, the Company does not believe that the cost of addressing the Year 2000 Problem, as it relates to the Company's internal systems, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company has incurred total costs to date of approximately $65,000 to address Year 2000 Problems and expects that such costs will not exceed an additional $35,000 for the remainder of 1999.

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

     There can be no assurance that the Company will identify all of its Year 2000 Problems, resolve its internal Year 2000 Problems on a timely or cost-effective basis, or be successful in avoiding the impact of business disruptions which may be experienced by the Company's suppliers, service providers and other third parties as a result of Year 2000 Problems. Failure by the Company or third parties doing business with the Company to identify and resolve Year 2000 problems on a timely basis could have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

INTEREST RATE RISK. The Company's exposure to interest rate risk relates primarily to its investment portfolio. Fixed rate securities may have their fair market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. Due to the short-term nature of all of the Company's investments in 1998 (average portfolio duration and contractual maturity of investments were approximately three months) the Company has assessed that there is no material exposure risk arising from its investments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
     --------------------------------------------------------------
     Financial Statements:                                                                    Page
     Consolidated Balance Sheets as of December 31, 1998 and 1997...........................  28

     Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.  29

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998,
        1997 and 1996 ......................................................................  30

     Consolidated Statements of Cash Flows for the years ended
          December 31, 1998, 1997 and 1996..................................................  31

     Notes to Consolidated Financial Statements.............................................  32

     Report of Ernst & Young LLP, Independent Auditors......................................  41

                   Financial Statement Schedule:

     Schedule II: Valuation and Qualifying Accounts.........................................  44

     All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

                                                                             December 31,
                                                                       1998               1997
                                                                     ---------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $ 20,419           $ 23,272
     Short-term investments                                                 -                277
     Trade accounts receivable, less allowance for doubtful
        Accounts of $136 in 1998 and $167 in 1997                       1,764              3,098
     Inventories                                                        3,348              2,943
     Deferred tax assets                                                    -                942
     Income taxes receivable                                              738                  -
     Prepaid expenses and other current assets                            441                596
                                                                     ---------------------------
Total current assets                                                   26,710             31,128

Property and equipment, net                                             1,778              2,026
Other assets                                                              233                335
                                                                     ---------------------------
TOTAL ASSETS                                                         $ 28,721           $ 33,489
                                                                     ---------------------------
                                                                     ---------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $  1,125           $  1,445
     Accrued compensation and benefits                                    587              1,217
     Income taxes payable                                                   -                872
     Other accrued liabilities                                            511                607
                                                                     ---------------------------
Total current liabilities                                               2,223              4,141

Commitments

Stockholders' equity:
     Preferred Stock $0.001 par value; 5,000,000 shares
       authorized, none issued and outstanding                              -                  -
     Common Stock $0.001 par value; 50,000,000 shares
       authorized; 12,205,147, and 12,058,913 shares
       issued and outstanding in 1998 and 1997,
       respectively                                                        12                 12
     Additional paid-in capital                                        30,027             28,978
     Deferred compensation                                               (173)              (238)
     Retained earnings (accumulated deficit)                           (3,368)               596
                                                                     ---------------------------
Total stockholders' equity                                             26,498             29,348
                                                                     ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 28,721           $ 33,489
                                                                     ---------------------------
                                                                     ---------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                             1998                  1997                  1996
                                                                      ----------------------------------------------------------
     Revenues:
               Product sales                                          $     11,520           $     15,506           $     12,626
               License and royalty revenues                                    750                  1,500                    500
                                                                      ----------------------------------------------------------
     Total revenues                                                         12,270                 17,006                 13,126

     Cost of product sales                                                   5,499                  5,262                  4,797
                                                                      ----------------------------------------------------------
     Gross profit                                                            6,771                 11,744                  8,329

     Operating expenses:
               Research and development                                      4,822                  4,215                  2,464
               Sales and marketing                                           3,551                  3,465                  2,127
               General and administrative                                    3,458                  2,182                  1,623
               Financing expenses                                                -                    312                      -
                                                                      ----------------------------------------------------------
     Total operating expenses                                               11,831                 10,174                  6,214
                                                                      ----------------------------------------------------------

     Operating (loss) income                                                (5,060)                 1,570                  2,115
     Other income:
               Interest income                                               1,134                    364                     83
               Other, net                                                        -                     83                      -
                                                                      ----------------------------------------------------------
     (Loss) income before income taxes                                      (3,926)                 2,017                  2,198

     Benefit (provision) for income taxes                                      457                   (766)                  (687)
                                                                      ----------------------------------------------------------
     Net (loss) income                                                $     (3,469)          $      1,251           $      1,511
                                                                      ----------------------------------------------------------
                                                                      ----------------------------------------------------------
     Pro forma data (unaudited):
               Historical income before provision for income taxes                                                  $      2,198
               Pro forma provision for income taxes                                                                         (879)
                                                                                                                    ------------
     Pro forma net income                                                                                           $      1,319
                                                                                                                    ------------
                                                                                                                    ------------

     Per share data:
               Net (loss) income per share     Basic                       ($0.29)                 $ 0.14
                                               Diluted                     ($0.29)                 $ 0.13
                                                                      ------------------------------------
                                                                      ------------------------------------
               Pro forma net income
                   per share (unaudited)       Basic                                                                $       0.17
                                               Diluted                                                              $       0.16
                                                                                                                    ------------
                                                                                                                    ------------
               Shares used in per share
                   computations                Basic                    12,145,781              9,040,616              7,976,892
                                               Diluted                  12,145,781              9,924,558              8,191,303
                                                                      ----------------------------------------------------------
                                                                      ----------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 (In thousands, except share data)






                                                                                            Retained     Accumulated
                                                                Additional                  Earnings        Other
                                         Common Stock             Paid-In     Deferred     Accumulated  Comprehensive
                                     Shares        Amount         Capital   Compensation    (Deficit)      Income        Total
                                   --------------------------------------------------------------------------------------------
Balance at December 31, 1995        7,156,895      $ 3,611      $     -        $  -         $  1,869         $ 35      $ 5,515
Net Income                                  -            -            -           -            1,511            -        1,511
Unrealized gain on
  available-for-sale
  securities of $32                         -            -            -           -                -           32           32
                                                                                                                       -------
Comprehensive income                                                                                                     1,543

                                                                                                                       -------
Sale of Common Stock                1,043,105        4,000            -           -                -            -        4,000
Issuance of warrants to
  purchase Common Stock
  for future services                       -            -          222           -                -            -          222
Reincorporating in
  Delaware                                  -       (7,603)       7,603           -                -            -            -
Distribution to
  stockholders                              -            -            -           -           (4,035)           -       (4,035)
                                   --------------------------------------------------------------------------------------------
Balance at
  December 31, 1996                 8,200,000            8        7,825           -             (655)          67        7,245
Net Income                                  -            -            -           -            1,251            -        1,251
Reclassification adjustment for
  gains included in net income
  of $67                                    -            -            -           -                -          (67)         (67)
                                                                                                                       -------
Comprehensive income                                                                                                     1,184
                                                                                                                       -------
Sale of Common Stock
  net of issue costs                3,833,334            4       20,532           -                -            -       20,536
Issuance of Common
  Stock for services and
  upon exercise of
  option and warrants                  25,579            -           99           -                -            -           99
Issuance of warrants to
  purchase Common Stock
  for technology acquired                   -            -          250           -                -            -          250
Deferred compensation
  on employee stock
  option grants                             -            -          272        (272)               -            -            -
Amortization of deferred
  compensation                              -            -            -          34                -            -           34
                                   --------------------------------------------------------------------------------------------
Balance at
  December 31, 1997                12,058,913           12       28,978        (238)             596            -       29,348
Net loss                                    -            -            -           -           (3,469)           -       (3,469)
                                                                                                                       -------
Comprehensive loss                                                                                                      (3,469)
                                                                                                                       -------
Issuance of Common Stock
  for cash upon exercise
  of options and employee
  stock purchase plan                 146,234            -          554           -                -            -          554
Reclassification of undistributed
  retained earnings                         -            -          495           -             (495)           -            -
Amortization of
  deferred compensation                     -            -            -          65                -            -           65
                                   --------------------------------------------------------------------------------------------
Balance at December 31, 1998       12,205,147      $    12      $30,027       $(173)         $(3,368)        $  -      $26,498
                                   --------------------------------------------------------------------------------------------
                                   --------------------------------------------------------------------------------------------

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

                                                                    YEAR ENDED DECEMBER 31,
                                                               1998          1997           1996
                                                             ------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                            $ (3,469)     $  1,251      $  1,511
Adjustments to reconcile net (loss) income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                            921           561           422
         Amortization of deferred compensation                     65            34             -
         Loss on disposal of equipment                              -             5             -
         Gain on sales of short-term investments                    -           (83)            -
Changes in operating assets and liabilities:
         Trade accounts receivable                              1,334          (330)       (1,193)
         Inventories                                             (405)       (1,260)          (96)
         Deferred tax assets                                      942          (482)         (462)
         Income taxes receivable                                 (738)            -             -
         Prepaid expenses and other current assets                 81          (372)          (27)
         Accounts payable                                        (320)          716           128
         Accrued compensation and benefits                       (630)          545           186
         Income taxes payable                                    (872)          756            68
         Other accrued liabilities                                (96)          265           258
         Deferred revenue                                           -          (500)          500
                                                             ------------------------------------
Net cash provided by (used in) operating activities            (3,187)        1,106         1,295
                                                             ------------------------------------
INVESTING ACTIVITIES
Purchases of equipment                                           (497)       (1,200)         (967)
Proceeds from sale of equipment                                     -            13             -
Other assets                                                        -          (110)            -
Purchases of short-term investments                                 -             -        (1,061)
Sales of short-term investments                                     -         1,612             -
Maturities of short-term investments                              277             -           461
                                                             ------------------------------------
Net cash provided by (used in) investing activities              (220)          315        (1,567)
                                                             ------------------------------------
FINANCING ACTIVITIES
Issuance of Common Stock                                          554        20,635         4,000
Distribution to stockholders                                        -             -        (4,035)
                                                             ------------------------------------
Net cash provided by (used in) financing activities               554        20,635           (35)
                                                             ------------------------------------
(Decrease) increase in cash and cash equivalents               (2,853)       22,056          (307)
Cash and cash equivalents at beginning of year                 23,272         1,216         1,523
                                                             ------------------------------------
Cash and cash equivalents at end of year                     $ 20,419      $ 23,272      $  1,216
                                                             ------------------------------------
                                                             ------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                 $    225      $    465      $  1,117
                                                             ------------------------------------
                                                             ------------------------------------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Issuance of warrants to acquire Common Stock
         for future services                                 $      -      $      -      $    222
                                                             ------------------------------------
                                                             ------------------------------------
Issuance of warrants to acquire Common Stock
         for technology acquired                             $      -      $    250      $      -
                                                             ------------------------------------
                                                             ------------------------------------

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Faroudja, Inc. (the "Company") designs, develops and sells a range of video image enhancement products and technology for the home television, professional broadcast and personal computer markets. Although traditional business has been directed to sales of complete subsystem units, the Company has recently expanded its activities to include the design and development of board and chip level products for applications in the television as well as the personal computer markets.

The accompanying financial statements reflect the operations of Faroudja Laboratories, Inc. ("FLI") and Faroudja Research Enterprises, Inc. ("FRE"), both of which were California corporations. FLI and FRE, which were owned by common stockholders, were merged in December 1996, with FLI surviving the merger. Subsequently, in order to effect a reverse stock split and a reincorporation in Delaware, FLI merged with a wholly owned subsidiary of a newly formed Delaware corporation, Faroudja, Inc. In this transaction, the FLI stockholders received 0.69185 shares of the Company's Common Stock for each share of FLI Common Stock held by them.

All outstanding stock options and warrants to purchase FLI Common Stock were assumed by the Company at the same exchange ratio. The effect of this exchange on Common Stock, stock options and warrants has been reflected in the accompanying financial statements on a retroactive basis. All intercompany balances and transactions between the Company and FLI have been eliminated.

On December 30, 1996, FLI and FRE were merged through the exchange of 0.21258 shares of FLI Common Stock for each outstanding share of FRE Common Stock. As the outstanding shares of both entities were held in the same percentage by identical stockholders prior to the merger, this transaction was accounted for as if it were a pooling-of-interests.

Prior to March 1996, FRE and FLI were each owned 100% by two individuals (the "Founders"). In March 1996, new investors acquired a 56.25% ownership interest in both entities through the purchase of shares held by the Founders for ($14,000,000) and newly issued FLI shares for ($4,000,000). Simultaneous with this transaction, the Founders received a distribution from FLI in the amount of $4,000,000. The new investors also acquired an option from the Founders to acquire an additional 1,537,500 shares held by the Founders for a total of $6,000,000. Such option was exercised on September 5, 1997. Prior to the March 1996 transaction, FLI had elected to be treated as an S Corporation for income tax purposes. FRE was a C Corporation for income tax purposes.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Sources of Supply

The Company currently relies on a limited number of independent foundries to manufacture, assemble and test all of its semiconductor components and products. In addition, the Company subcontracts the manufacturing of its broadcast and television products with two principal suppliers. While alternate sources of supply exist, in the event of the discontinuance of any of the above supplier relationships, the Company would be required to locate and qualify new suppliers, which could take several months.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents. Cash equivalents consist primarily of deposits in banks, money market accounts, commercial paper and discount notes.

Short-Term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Under SFAS 115, all affected debt and equity securities must be stated at fair value and classified as held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

At December 31, 1998 and 1997, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported net of tax as part of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

Concentration of Credit Risk

The Company sells its products primarily through a network of distributors, dealers and through original equipment manufacturing ("OEM") arrangements. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Uncollectible accounts receivable have not been significant in any period presented.

At December 31, 1998, seven customers accounted for 45% of the accounts receivable balance, including one customer that accounted for 22% of the accounts receivable balance.

At December 31, 1997 four customers accounted for 45% of the accounts receivable balance and no other single customer accounted for more than 10% of the Company's ending accounts receivable balance.

Inventories

Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost) or market value.

Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (ranging from three to seven years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Depreciation expense was $745,000, $540,000 and $249,000 for 1998, 1997 and
1996, respectively.

Revenue Recognition

Sales revenue is recognized upon shipment of products to customers net of discounts, rebates and allowances. The Company does not grant rights of return. Non-refundable minimum royalties are recognized as revenue in the period to which they relate.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $374,000, $430,000 and $395,000 in 1998, 1997 and 1996,
respectively.

Financing Expense

In 1997, the Company incurred and expensed approximately $312,000 of expenses related to financing activities.

Stock-Based Compensation

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock option and purchase plans. Under APB 25, if the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income (Loss) Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). A reconciliation of shares used in the calculation follows:

                                                                   1998            1997           1996
                                                              --------------------------------------------
Weighted average shares outstanding                             12,145,781      9,040,616      7,976,892
Dilutive effect of stock options and warrants                            -        833,942        214,411
                                                              --------------------------------------------
Shares used in computation of diluted net (loss) income per
share                                                           12,145,781      9,874,558      8,191,303
                                                              --------------------------------------------
                                                              --------------------------------------------

Options and warrants to purchase 1,991,905 and 445,200 shares of the Company's common stock would have been anti-dilutive in 1998 and 1997, respectively and were, therefore, excluded from the respective diluted calculation.

Comprehensive Income (Loss)

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption, were reported separately in stockholders' equity, to be included in comprehensive income. Prior year financial statements have been reclassified to conform to the requirement of SFAS 130.

Recent Accounting Pronouncements

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it operates in only one segment, which is the development, manufacture and supply of video image enhancement technology.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 is effective for years beginning after June 15, 1999 and is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

2. SHORT-TERM INVESTMENTS

The following is a summary of available-for-sale securities at December 31, 1998 and 1997 (in thousands):

                                          Cost and
                                        Fair Market
                                           Value
                                        -----------
At December 31, 1998:
  Commercial paper                          $ 6,977
  Government agency discount notes           10,844
                                        -----------
                                            $17,821
                                        -----------
                                        -----------

Reported as:
  Cash equivalents                          $17,821
                                        -----------
                                            $17,821
                                        -----------
                                        -----------




At December 31, 1997:
  Certificates of deposit                   $   277
  Commercial paper                            5,106
  Government agency discount notes           11,780
                                        -----------
                                            $17,163
                                        -----------
                                        -----------

Reported as:
  Cash equivalents                          $16,886
  Short-term investments                        277
                                        -----------
                                            $17,163
                                        -----------
                                        -----------


The estimated fair value amounts discussed above have been determined by the Company using available market information. The investments are held in commercial paper of U.S. corporations with A1/P1 credit ratings and U.S. federal agency discount obligations.

As of December 31, 1998, the average portfolio duration and contractual maturity of the investments were approximately three months.

There were no realized gains or losses for the year ended December 31, 1998. Realized gains and losses for the year ended December 31, 1997 were $185,000 and $102,000, respectively.

3. INVENTORIES

Inventories consist of the following (in thousands):

                               December 31,
                          1998             1997
                       ---------       ---------
Raw materials            $1,072          $  770
Work-in-process           1,048           1,508
Finished goods            1,228             665
                       ---------       ---------
                         $3,348          $2,943
                       ---------       ---------
                       ---------       ---------

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                  December 31,
                                             1998             1997
                                          --------         ---------
Machinery and equipment                    $ 2,782           $ 2,373
Purchased computer software                    952               915
Furniture, fixtures and equipment              314               290
Vehicles                                        84                84
Leasehold improvements                         227               200
                                          --------         ---------
                                             4,359             3,862
Accumulated depreciation                    (2,581)           (1,836)
                                          --------         ---------
                                           $ 1,778           $ 2,026
                                          --------         ---------
                                          --------         ---------

5. OPERATING LEASES

The Company leases its main facilities in Sunnyvale, California under two lease agreements from the same landlord expiring September 30, 2003. The lease agreement for the primary facility is cancelable at the Company's option upon four months' notice. Payments are adjusted annually based on changes in the Consumer Price Index on one lease and increase $.60 per square foot per year under the other lease. At December 31, 1998, future estimated minimum payments under these leases are approximately as follows (in thousands):

1999                                             $  424
2000                                                439
2001                                                456
2002                                                472
2003                                                364
                                               --------
Total minimum lease payments                     $2,155
                                               --------
                                               --------

Rent expense under operating leases amounted to $465,000, $289,000 and $186,000 in 1998, 1997 and 1996, respectively.

6. STOCKHOLDERS' EQUITY

Initial Public Offering

In October 1997 the Company sold a total of 3,000,000 shares of Common Stock at $6.00 per share through its initial public offering. Net proceeds, after underwriters' discounts, commissions and fees, and other costs associated with the offering, totaled $15,588,006. In connection with the offering, S3 Incorporated ("S3") received an additional 307,018 shares of Common Stock pursuant to certain anti-dilution provisions which the Company had granted under a Stock Purchase Agreement (see Note 7).

Warrants

In 1996, the Company issued a warrant to purchase 65,152 shares of Common Stock at an exercise price of $0.15 to a limited liability company in which a member of the Company's Board of Directors has a substantial interest. The warrant was issued in exchange for services to be performed by the director. As of December 31, 1998, 21,718 shares under the warrant were exercisable. The remaining 43,434 shares will become exercisable if certain defined events occur prior to February 1999. The warrant expires on December 31, 1999. The Company is expensing $222,000, the value of the warrant, over the related service period.

In 1997, one of the Founders granted to the Company an exclusive (excluding certain rights retained by the Founder), worldwide, perpetual, irrevocable and royalty-free right and license to patents owned by him. The Founder has a nonexclusive, nontransferable right to the patents for applications and uses outside of the Company's business as defined in the license agreement. In exchange for rights granted, the Founder received a warrant to purchase 100,000 shares of Common Stock at $7.50 per share. The warrant vests over a three-year period and expires in January 2002. The Company is amortizing $250,000, the value of the warrant, over the estimated useful economic life of the patents.

Stock Plans

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). A total of 1,700,000 shares of Common Stock were reserved for issuance under the 1995 Plan. In January 1997, the Board of Directors adopted, and the stockholders approved, the 1997 Performance Stock Option Plan (the "1997 Plan"). The 1997 Plan succeeds the 1995 Plan and has terms similar to that Plan. No additional options will be granted under the 1995 Plan and shares reserved for future option grants thereunder are available for grant under the terms of the 1997 Plan. In June 1997, the Board of Directors adopted and the stockholders' approved an amendment to the 1997 Plan increasing the number of shares reserved for issuance by 250,000 shares. Under the terms of the 1997 Plan, the Board of Directors may grant options to directors, employees and consultants. Options may be either incentive stock options or nonstatutory stock options, at the discretion of the Board of Directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees, directors, and consultants with exercise prices of no less than 85% of the fair value, of the Common Stock on the date of grant, as determined by the Board of Directors. If, at the time of grant, the optionee owns stock possessing 10% or more of the voting power of all classes of stock, the option price shall be at least 110% of the fair value, and the option shall not be exercised more than five years after the date of grant. Except as noted above, options expire ten years after the date of grant, or earlier if employment or service is terminated. Options become exercisable as determined by the Board of Directors. Options generally vest over three or four years.

In December 1996, the Board of Directors adopted, and in 1997 the stockholders approved, the 1997 Non-Employee Directors Stock Option Plan (the "Directors Plan"). A total of 100,000 shares of Common Stock were reserved for issuance pursuant to the terms of the Directors Plan, which provides for the grant of nonqualified stock options to nonemployee directors of the Company.

In January 1997, the Board of Directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 400,000 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions at a price equal to the lower of 85% of the fair value of the Company's Common Stock at the beginning or end of the applicable offering period. Payroll deductions are at the election of the employee subject to a maximum of 10% of the employee's salary. In 1998, 41,223 shares were issued under the Purchase Plan. There were no shares issued in 1997.

During 1996, the Company adopted SFAS 123. In accordance with the Statement, the Company applies APB 25 in accounting for option grants to employees under the Plan and, accordingly, does not recognize compensation expense for options granted to employees with exercise prices of not less than fair value on the date of grant.

A summary of the Company's stock option activity, and related information follows:

                                                                  Years Ended December 31
                                       ----------------------------------------------------------------------------------
                                                       Weighted -                    Weighted-                  Weighted-
                                                        Average                       Average                    Average
                                          1998          Exercise         1997         Exercise        1996       Exercise
                                         Options         Price          Options        Price        Options       Price
                                       ----------------------------------------------------------------------------------
Outstanding at January 1                 1,659,190        $4.48        1,441,988        $3.46       180,576        $1.16
Granted                                    670,950         4.72          432,570         7.55     1,261,412         3.79
Exercised                                 (105,013)        3.27           (7,380)        1.68             -            -
Canceled                                  (398,374)        5.33         (207,988)        3.90             -            -
                                       -----------                    ----------                 ----------
Outstanding at end of period            (1,826,753)       $4.49        1,659,190        $4.48     1,441,988        $3.46
                                       -----------                    ----------                 ----------
                                       -----------                    ----------                 ----------
Weighted-average fair value of
    options granted during the period        $2.50                         $2.19                     $1.23

                                                     DECEMBER 31, 1998
                                                     -----------------
                                  Options Outstanding                              Options Exercisable
             ----------------------------------------------------------------    -------------------------
                                                     Weighted-
                                                      Average       Weighted-                    Weighted-
                                                     Remaining       Average                      Average
                Range of          Number of         Contractual      Exercise     Number of      Exercise
             Exercise Prices       Options              Life          Price        Options         Price
             ----------------------------------------------------------------    -------------------------
             $1.16-$2.63           204,030              7.24          $1.51        164,948         $1.28
             $3.69-$3.75           481,850              9.76          $3.74        116,666         $3.75
             $3.83-$3.91           718,404              7.62          $3.85        512,632         $3.85
             $7.00-$8.12           279,446              8.11          $7.49        101,980         $7.47
             $8.50-$10.38          143,023              8.89          $8.63         14,393         $9.50
                                -----------                                     ----------
                                 1,826,753              8.32          $4.49        910,619         $3.86
                                -----------                                     ----------
                                -----------                                     ----------

Pursuant to APB 25, for certain options granted in June 1997, the Company recognized as deferred compensation expense the excess of the deemed value for financial reporting purposes of the Common Stock issuable upon the exercise of such options over the aggregate exercise price of such options. The total deferred compensation expense of $272,000 is being amortized over the vesting period of such options.

Reserved Shares

The Company has reserved shares of Common Stock for future issuance as follows:

                                                       December 31,
                                                           1998
                                                       ------------
Warrants                                                   165,152
Stock purchase plan                                        358,777
Stock option plans:
    Outstanding options                                  1,826,753
    Reserved for future grants                             629,604
                                                       -----------
                                                         2,980,286
                                                       -----------
                                                       -----------


Had the Company valued its stock options granted to employees according to the provisions of SFAS 123, pro forma net income and basic net income per share would have been as follows (in thousands except per share data):


                                                               December 31,
                                                          1998               1997
                                                      ------------------------------
Net income (loss)--as reported                           ($3,469)            $1,251

Net income (loss)--pro forma                              (4,210)               868


Basic net income per share--as reported                   ($0.29)             $0.14
Basic net income per share--pro forma                     ($0.35)             $0.10


The pro forma net loss is not necessarily indicative of potential pro forma effects on results for future years.

The value of options granted prior to the Company's initial public offering were determined using the minimum value method using the following weighted average assumptions in 1997: a risk free interest rate of 5.63%, an expected option life of 72 months and no dividends. The value of options granted following the initial public offering in 1997 were determined using the Black-Scholes method and the weighted average assumptions were as follows: an expected volatility factor of 0.7764, a risk free interest rate of 5.63%, an expected option life of 72 months and no dividends.

The value of options granted in 1998 were determined using the Black-Scholes method and the weighted average assumptions were as follows: an expected volatility factor of 0.66, a risk free interest rate of 5.46%, an expected option life of 48 months and no dividends.

Reclassification

In accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 4.B., the Company reclassified $495,000 from retained earnings to paid-in capital to reflect the undistributed accumulated earnings of Faroudja Laboratories, Inc. There was no impact on total stockholders' equity as a result of this reclassification.

7. LICENSE AGREEMENT

In March 1997, the Company entered into a license agreement with S3 Incorporated covering the incorporation of the Company's video processing technologies into integrated circuits for use in PCs. Portions of the license were exclusive for certain markets for a period of five years provided that performance criteria, including minimum license fees, were satisfied. S3 made no minimum license payments necessary to maintain its exclusive rights with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not currently have any license agreements in effect pursuant to which it expects to receive substantial royalties.

In December 1996, S3 paid the Company $1 million, $500,000 of which was refundable if a definitive license agreement between the parties was not consummated. Accordingly, the Company recognized $500,000 of license and royalty revenue in 1996 and the remaining $500,000 in March 1997.

On June 30, 1997, the Company sold a total of 526,316 shares of its Common Stock to S3 pursuant to a Stock Purchase Agreement for $4,948,200, net of expenses associated with the transaction. S3 was entitled to certain anti-dilution, registration and other rights as set forth in the Stock Purchase Agreement. As a result of the anti-dilution rights, S3 received an additional 307,018 shares of Common Stock upon completion of the Company's initial public offering in October 1997.

8. INCOME TAXES

The provision (benefit) for income taxes computed under Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes," consists of the following (in thousands):

                                                                                              Pro Forma
                                       December 31,     December 31,      December 31,        December 31,
                                          1998             1997               1996               1996
                                          ----             ----               ----               ----
                                                                                              (Unaudited)
Federal:
    Current                             $(1,386)          $ 1,059           $   992           $ 1,157
    Deferred                                808              (369)             (440)             (455)
                                        -------           -------           -------           -------
                                           (578)              690               552               702

State:
    Current                                 (13)              143               201               247
    Deferred                                134               (67)              (66)              (70)
                                        -------           -------           -------           -------
                                            121                76               135               177
                                        -------           -------           -------           -------
Provision (benefit) for income taxes    $  (457)          $   766           $   687           $   879
                                        -------           -------           -------           -------
                                        -------           -------           -------           -------

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                                                               Pro Forma
                                      December 31,      December 31,      December 31,        December 31,
                                          1998             1997               1996                1996
                                          ----             ----               ----                ----
                                                                                              (Unaudited)
Tax at U.S. Statutory
  Rate                                    $(1,335)          $   686           $   747          $   747
State income taxes,
  net of federal benefit                      120                30                79              107
S Corporation
  earnings prior to change
  in tax status                                --                --              (252)              --
Deferred taxes
  recorded due to change
  in tax status                                --                --              (149)              --
Research and development
  tax credits                                  --              (137)               (9)              --
Valuation allowance                           632                --                --               --
Other                                         126               187               271               25
                                          -------           -------           -------          -------
                                          $  (457)          $   766           $   687          $   879
                                          -------           -------           -------          -------
                                          -------           -------           -------          -------

The pro forma provision for income taxes in 1996 reflects the additional tax expense which would have been incurred had FLI's status as an S Corporation terminated on January 1, 1996, exclusive of the effects of the establishment of deferred tax assets and liabilities at that date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                    December 31,
                                                               1998             1997
                                                               ----             ----
     Reserves and accruals not currently deductible          $   591           $   686
     Tax credit                                                  151                 -
     State net operating losses                                  107                 -
     Other, net                                                  172               324
                                                             -------           -------
Total gross deferred tax assets                                1,021             1,010
Less valuation allowance                                        (822)                -
                                                             -------           -------
Net deferred tax assets                                          199             1,010
Deferred tax liabilities:
     Depreciation of property and equipment                     (199)              (68)
                                                             -------           -------
     Total deferred taxes                                    $     -           $   942
                                                             -------           -------
                                                             -------           -------

As of December 31, 1998, the Company had state tax loss carryforwards of approximately $1,800,000 and federal tax credit carryforwards of approximately $151,000. The state tax loss carryforwards will expire in 2003, and the federal tax credit carryforwards will expire in 2018, if not utilized. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1998 has been established to reflect these uncertainties. The valuation allowance increased by approximately $822,000 during the fiscal year ended December 31, 1998. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

9. EXPORT SALES AND SIGNIFICANT CUSTOMERS

The Company has developed and is marketing a range of video image enhancement products directed at the consumer/industrial markets and the television broadcast market.

Product sales to these markets consist of the following (in thousands):

                                                                    December 31,
                                                    1998                 1997               1996
                                                  --------             --------            -------
Consumer/industrial                               $ 10,311             $ 15,199            $10,601
Broadcast                                            1,209                  307              2,025
                                                  --------             --------            -------
                                                  $ 11,520             $ 15,506            $12,626
                                                  --------             --------            -------
                                                  --------             --------            -------

The Company had product sales by region as follows (in thousands):

                                                                       December 31,
                                                    1998                 1997                1996
                                                  --------             --------            -------
Revenues to customers:
    U.S.A                                          $ 9,241             $ 13,285            $10,612
    Asia                                             1,080                1,182              1,115
    Europe                                             521                  345                479
    Canada                                             478                  269                200
    Latin America and other                            200                  425                220
                                                  --------             --------            -------
                                                  $ 11,520             $ 15,506            $12,626
                                                  --------             --------            -------
                                                  --------             --------            -------

In 1998, sales to one customer accounted for 10% of total revenues. In 1997, sales to two customers accounted for 11% of total revenues. In 1996, sales to one customer accounted for 11% of total revenues.

10. 401K PLAN

During 1994, the Company adopted a defined contribution retirement plan under Internal Revenue Service Code Section 401(k). Employees are eligible, following one month of employment, to contribute a specified percentage of their salary, not to exceed the statutory limit, to the plan. The Company matches a percentage of employee contributions. The Company's contributions were $166,000 in 1998, $147,000 in 1997 and were insignificant during 1996.

11. CREDIT FACILITIES

In March 1997, the Company established a revolving line of credit with a bank for borrowings of up to $1,000,000. In May 1997, the line was increased to $2,000,000, including secured letters of credit. The line of credit agreement, which includes certain financial covenants, expires in April 1999. Borrowings under the line of credit are collaterized by substantially all of the Company's tangible assets and contract rights and are limited to a defined percentage of eligible accounts receivable. In addition, the Company must satisfy certain financial covenants. Borrowings against the line of credit bear interest at prime plus 1.5% (equivalent to 9.25% at December 31, 1998). At December 31, 1998, there were no borrowings against the line of credit.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Faroudja, Inc.

     We have audited the accompanying consolidated balance sheets of Faroudja, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Faroudja, Inc. at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                       /S/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning directors of the Company is incorporated herein by reference from the Registrant's definitive proxy statement to be filed for the annual meeting of stockholders to be held on June 10, 1999 ("1999 Proxy Statement"). Information concerning the executive officers of the Registrant is included in Part I, page 18, of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The section labeled "Executive Compensation" of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section labeled "Security Ownership of Certain Beneficial Owners" of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The section labeled "Certain Relationships and Related Transactions" of the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



     (a) (1) Financial Statements-see Index to Financial Statements and Financial Statement Schedules at page 27 of this Form 10-K.
          (2) Financial Statement Schedules-see Index to Financial Statements and Financial Statement Schedules at page 27 of this Form 10-K.
          (3) Exhibits-see Exhibit Index at page 45 of this Form 10-K.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FAROUDJA, INC.


                              By:       /S/ GLENN W. MARSCHEL, JR.
                                        --------------------------------------
                                        Glenn W. Marschel, Jr.
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                              Date:     March 29, 1999

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Glenn W. Marschel, Jr. and Robert A. Sheffield his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in his true name, place and stead, in any and all capacities, to sign this Form 10-K and all amendments hereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                                     DATE
---------                                            -----                                                     ----
                                                     Chief Executive Officer, President and Director
   /S/ GLENN W. MARSCHEL, JR.                        (Principal Executive Officer)                             March 29, 1999
---------------------------------
Glenn W. Marschel, Jr.

                                                     Vice President of Finance and Chief Financial Officer
   /S/ ROBERT A. SHEFFIELD                           (Principal Financial and Accounting Officer)              March 29, 1999
---------------------------------
Robert A. Sheffield
                                                     Chief Technical Officer, Director and Chairman of the
   /S/ YVES C. FAROUDJA                              Executive Committee                                       March 29, 1999
---------------------------------
Yves  C. Faroudja

   /S/ MERV L. ADELSON                               Director                                                  March 29, 1999
---------------------------------
Merv  L. Adelson

   /S/ STUART D. BUCHALTER                           Director                                                  March 29, 1999
---------------------------------
Stuart  D. Buchalter

   /S/ KEVIN B. KIMBERLIN                            Director                                                  March 29, 1999
---------------------------------
Kevin  B. Kimberlin

   /S/ MATTHEW D. MILLER                             Director                                                  March 29, 1999
---------------------------------
Matthew  D. Miller

   /S/ WILLIAM N. SICK                               Director                                                  March 29, 1999
---------------------------------
William  N. Sick

   /S/ WILLIAM J. TURNER                             Director                                                  March 29, 1999
---------------------------------
William  J. Turner

                                       -43-

                                 FAROUDJA, INC.

                  SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                                BALANCE AT      CHARGED TO   CHARGED TO                   BALANCE
                                                                 BEGINNING       COSTS AND     OTHER                      END OF
                                                                 OF PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)   PERIOD
                                                                ----------      ----------   ----------   ------------    -------
Year ended December 31, 1998 deducted from asset accounts:
   Allowance for doubtful accounts ...........................      $167          $ 17          $ -          $ 48          $136
                                                                ----------      ----------   ----------   ------------    -------

Year ended December 31, 1997 deducted from asset accounts:
   Allowance for doubtful accounts ...........................      $110          $101          $ -          $ 44          $167
                                                                ----------      ----------   ----------   ------------    -------

Year ended December 31, 1996 deducted from asset account:
   Allowance for doubtful accounts ...........................      $ 10          $143          $ -          $ 43          $110
                                                                ----------      ----------   ----------   ------------    -------

-----------
(1)  Uncollectible accounts written off, net of recoveries.

                                 FAROUDJA, INC.

                                INDEX TO EXHIBITS

                                  (ITEM 14(c))


EXHIBIT  DESCRIPTION
NUMBER   -----------
------
3.1      The Company's Restated Certificate of Incorporation, as amended on
         August 12, 1997. (1)
3.2      The Company's By-Laws. (1)
4.1      Warrant, dated January 20, 1997, for the purchase of Common Stock issued to Yves Faroudja. (1)
4.2      Warrant, dated December 17, 1997, for the purchase of Common Stock issued to Adelson Investors, LLC. (1)
4.3      Specimen of Common Stock Certificate. (1)
10.1     Letter Agreement, dated December 31, 1996, between the Company and Merv
         L. Adelson for certain consulting services. (1)
10.2     Amendment to Letter Agreement, dated December 17, 1997, between the
         Company and Merv L. Adelson. (2)
10.3     Letter Agreement, dated November 13, 1995, by and among certain stockholders of the Company listed therein and Spencer Trask Holdings,
         Inc. (1)
10.4     Amendment to Letter Agreement, dated February 9, 1996, among certain stockholders of the Company listed therein and Spencer Trask Holdings,
         Inc. (1)
10.5     Lease Agreement, dated August 27, 1997, by and among the Company and the Landlords listed therein. (1)
10.6     The Company's 1995 Stock Option Plan, dated August 1, 1995 and amended on August 19, 1996, February 11, 1997, April 30, 1997 and June 13,
         1997. (1)
10.7     The Company's 1997 Non-Employee Directors Stock Option Plan, dated
         January 2, 1997. (1)
10.8     The Company's 1997 Performance Stock Option Plan, dated January 2, 1997 and amended on June 13, 1997. (1)
10.9     The Company's Amended 1997 Employee Stock Purchase Plan, dated January
         2, 1997 and amended on August 12, 1997 and September 30, 1997. (1)
10.10    Employment Agreement, dated as of July 8, 1996, between the Company and
         Michael J. Moone. (1)
10.11    Employment Agreement, dated March 8, 1996, between the Company and Yves
         C. Faroudja. (1)
10.12    Registration and Shareholders' Rights Agreement, dated March 7, 1997, among the Company and Yves & Isabell Faroudja and certain Stockholders of the Company. (1)
10.13    Three (3) Registration Rights Agreements, dated December 31, 1996 among the Company and each of Adelson Investors, LLC, Images Partners, LP and
         Roger K. Baumberger as Liquidating Trustee for Faroudja Images, Inc.
         (1)
10.14    Registration Rights Agreement, dated March 7, 1997 among the Company and Faroudja Images Investors, LLC. (1)
10.15    Agreement, dated January 20, 1997 among Yves Faroudja and the Company for the transfer of intellectual property to the Company. (1)
10.16    License Agreement, dated March 31, 1997, between the Company and S3
         Incorporated. (1) (3)
10.17    Stock Purchase Agreement, dated June 30, 1997, between the Company and
         S3 Incorporated. (1)
10.18    Investor's Rights Agreement, dated June 30, 1997, between the Company and S3 Incorporated. (1)
10.19    Business Loan Agreement, dated April 5, 1997, between the Company and
         Silicon Valley Bank. (1)
10.20    Commercial Guaranty, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
10.21    Commercial Security Agreement, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
10.22    Promissory Note, dated April 5, 1997, by the Company for the benefit of
         Silicon Valley Bank. (1)
10.23    Promissory Note, dated June 6, 1997, by the Company for the benefit of
         Silicon Valley Bank. (1)
10.24    Loan Modification Agreement, dated June 6, 1997, by and between the
         Company and Silicon Valley Bank. (1)
10.25    Three (3) Amended and Restated Options to Purchase Shares of Common
         Stock of the Company, dated March 7, 1997 among the Company, Yves
         Faroudja and Isabell Faroudja, Faroudja Images, Inc. and each of
         Adelson Investors, LLC, Faroudja Images Investors, LLC and Images
         Partners, LP. (1)
10.26    Amended and Restated Option to Purchase Shares of Common Stock of the
         Company, dated December 31, 1996 among the Company, Yves Faroudja and
         Isabell Faroudja, Faroudja Images, Inc. and Roger K. Baumberger as
         Liquidating Trustee of Faroudja Images, Inc. (1)
10.27    Consulting Services Agreement, dated July 22, 1997, between the Company and Matthew D. Miller. (1)
10.29    Purchase Agreement dated December 18, 1997, between the Company and
         Audio Video Source, Inc. (3)
10.30    Agreement, dated March 8, 1998, between the Company and Yves Faroudja for advisory services. (2)
10.31    Loan Modification Agreement, dated April 1, 1998 between the Company and Silicon Valley Bank (4)
10.32    Amendment to the Company's 1997 Performance Stock Option Plan dated
         June 10, 1998.

10.33    Letter Agreement, dated June 30, 1998, between the Company and Michael
         C. Hoberg.
10.34    Letter Agreement, dated November 30, 1998, between the Company and
         Michael J. Moone.
10.35    Letter Agreement, dated January 28, 1999, among the Company and Yves
         Faroudja and Isabell Faroudja amending the Registration and
         Shareholders' Rights Agreement, dated March 7, 1997, among the Company and Yves & Isabell Faroudja.
10.36    Letter Agreement, dated January 13, 1999, between the Company and
         Nikhil Balram.
21.1     List of the Subsidiaries of the Company. (1)
23       Consent of Ernst & Young LLP, Independent Auditors.
24       Power of Attorney (included on page 43 of this Form 10-K).
27       Financial Data Schedules.

-----------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-32375, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(3) Confidential treatment has been granted. Non-public information has been omitted and filed separately with Commission.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-59901, and incorporated herein by reference.