Form 10-Q
period 1999-03-31
FAROUDJA INC
filed 1999-05-17
CIK 1034365

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

                  For the Quarterly Period Ended March 31, 1999

                                       Or

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                  Commission File Number 0-23107

                                 FAROUDJA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   77-0444978
    -------------------------------           -------------------------------
    (State or other jurisdiction of           (I.R.S. employer identification
    incorporation or organization)                     number)

                     750 PALOMAR AVENUE, SUNNYVALE, CA 94086
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including zip code)

                                 (408) 735-1492
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

    As of May 12, 1999, there were 12,242,597 shares of Common Stock ($.001 par value per share) outstanding.

--------------------------------------------------------------------------------

TABLE OF CONTENTS


PART I       FINANCIAL INFORMATION...................................................................................1

   ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)......................................................................1

     CONDENSED CONSOLIDATED BALANCE SHEETS...........................................................................1

     CONDENSED CONSOLIDATED STATEMENTS OF INCOME.....................................................................2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  MARCH 31, 1999............................................4

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................6

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................................11

PART II.           OTHER INFORMATION................................................................................12

   ITEM 1.     LEGAL PROCEEDINGS....................................................................................12

   ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS............................................................12

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES......................................................................12

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................12

   ITEM 5.     OTHER INFORMATION....................................................................................12

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.....................................................................12

   SIGNATURES.......................................................................................................13


PART I
      FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 FAROUDJA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                               March 31, 1999         December 31, 1998
                                                                (Unaudited)                 (Note)
                                                           -----------------------  -----------------------
Assets
Current assets:
  Cash and cash equivalents                                         $20,301                 $20,419
  Accounts receivable, net                                            1,844                   1,764
  Inventories                                                         3,272                   3,348
  Deferred tax assets                                                     -                     738
  Prepaid expenses and other current assets                             345                     441
                                                                    --------                --------
Total current assets                                                 25,762                  26,710

Property and equipment, net                                           1,637                   1,778
Other assets                                                            206                     233
                                                                    --------                --------
Total assets                                                        $27,605                 $28,721
                                                                    ========                ========

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                  $ 1,011                  $1,125
  Accrued compensation and benefits                                     464                     587
  Income tax payable                                                    515                       -
  Other current liabilities                                             495                     511
                                                                    --------                --------
Total current liabilities                                             2,485                   2,223

Commitments
Stockholders' equity
  Preferred Stock, par value $0.001 per share:
    Authorized - 5,000 shares; none issued and
    outstanding                                                           -                        -
  Common Stock, par value $0.001 per share:
    Authorized - 50,000 shares; Issued and outstanding -
    12,243 shares at March 31, 1999 and 12,205 shares at
    December 31, 1998                                                    12                       12
  Additional paid-in capital                                         30,114                   30,027
  Deferred compensation                                                (161)                    (173)
  Retained earnings (accumulated deficit)                            (4,845)                  (3,368)
                                                                   ---------                ---------
Total stockholders' equity                                           25,120                   26,498
                                                                   --------                 ---------
Total liabilities and stockholders' equity                          $27,605                  $28,721
                                                                   ========                 =========


Note - The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (In thousands, except per share amounts)


                                                     Three Months Ended
                                                 March 31,           March 31,
                                                   1999                1998
                                            --------------------  ----------------
Revenues:
  Product sales                                    $2,435              $2,608
  License and royalty revenues                          -                 750
                                                  --------             -------
Total revenues                                      2,435               3,358
Cost of product sales                               1,585               1,104
                                                  --------             -------
Gross profit                                          850               2,254

Operating expenses:
  Research and development                          1,090               1,077
  Sales and marketing                                 792                 752
  General and administrative                          676                 690
                                                  --------             -------
  Total operating expenses                          2,558               2,519
                                                  --------             -------
Operating loss                                     (1,708)               (265)

Other income, net                                     230                 278
                                                  --------             -------
(Loss) income before provision for
    income taxes                                   (1,478)                 13
Provision for income taxes                              -                   5
                                                  --------             -------
Net (loss) income                                 ($1,478)                 $8
                                                  ========             =======


Net (loss) income per share:
    Basic                                          ($0.12)              $0.00
    Diluted                                        ($0.12)              $0.00
Number of shares used in per share computation:
    Basic                                          12,167              12,079
    Diluted                                        12,167              12,766



See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                   Three Months Ended March 31,
                                                                  1999                      1998
                                                               ------------            ---------------
Cash Flows from Operating Activities:
Net (loss) income                                                  $(1,478)                   $     8
Adjustment to reconcile net (loss) income to net cash
   used in operating activities:
   Depreciation and amortization                                       217                        168
   Amortization of deferred compensation                                12                          3

Changes in operating assets and liabilities:
  Accounts receivable                                                  (80)                        77
  Inventories                                                           76                       (179)
  Income taxes receivable                                              738                          -
  Prepaid expenses and other current assets                             96                        198
  Accounts payable                                                    (114)                      (773)
  Accrued compensation and benefits                                   (123)                      (692)
  Income tax payable                                                   515                       (198)
  Other accrued liabilities                                            (16)                      (222)
                                                                 ---------                   --------
Net cash used in operating activities                                 (157)                    (1,610)

Cash Flows from Investing Activities:
  Purchases of equipment                                               (48)                      (168)
  Maturities of short-term investments                                   -                         (3)
  Other assets                                                           -                         14
                                                                 ---------                   --------
Net cash used in investing activities                                  (48)                      (157)

Cash Flows from Financing Activities:
  Issuance of Common Stock                                              87                         90
                                                                 ---------                   --------
Net cash provided by financing activities                               87                         90

Decrease in cash and cash equivalents                                 (118)                    (1,677)
Cash and cash equivalents at beginning of period                    20,419                     23,272
                                                                 ---------                   --------
Cash and cash equivalents at end of period                         $20,301                    $21,595
                                                                 =========                   ========


See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - INVENTORIES

Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost) or market value. The components of inventory consist of the following (in thousands):


                               March 31,          December 31,
                               1999                   1998
                      ----------------------- ----------------------
Raw materials                  $  852                 $1,072
Work-in-process                 1,184                  1,048
Finished goods                  1,236                  1,228
                               ------                 ------
                               $3,272                 $3,348
                               ======                 ======


NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share also gives effect to the dilutive effect of stock options and warrants (using the treasury stock method). A reconciliation of shares used in the calculation follows:


                                                              Three Months Ended
                                                                   March  31,
                                                              1999           1998
                                                          ------------------------------
         Weighted average shares outstanding                 12,167         12,079

         Dilutive effect of stock options and warrants            -            687
                                                          ----------     ----------
         Weighted average shares used in diluted net
           income per share                                  12,167         12,766
                                                          ==========     ==========


Options and warrants to purchase 1,991,905 shares of the Company's common stock would have been anti-dilutive for the three month period ended March 31, 1999 and were, therefore, excluded from the diluted calculation in such period.

NOTE D - INCOME TAXES

The Company did not recognize an income tax benefit on its pre-tax loss for the quarter ended March 31, 1999, due to the uncertainties related to the utilization of the resulting net operating loss. During the quarter ended March 31, 1998, the Company's effective tax rate was 38%. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a full valuation allowance against its deferred tax assets. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

NOTE E - SIGNIFICANT CUSTOMERS

Total revenues from one customer accounted for 12.2% and 5.5% of revenues for the three months ended March 31, 1999 and 1998, respectively. Additionally, royalty revenues from S3 Incorporated ("S3") represented 22.3% of revenues in the first quarter of 1998. There were no revenues from S3 for the same quarter of 1999.

NOTE F - COMPREHENSIVE INCOME (LOSS)

Comprehensive loss approximated net loss for the three months ended March 31, 1999 and comprehensive income approximated net income for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THE DESCRIPTIONS IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH BELOW. PLEASE REFER TO THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.


                                                                     Three  Months  Ended  March 31,
                                                                   -----------------------------------
                                                                   1999                           1998
                                                                   ----                           ----
Revenues:
  Product sales                                                     100%                            78%
  License and royalty revenues                                        -                             22
                                                                   ----                           ----
  Total revenues                                                    100                            100
Cost of product sales                                                65                             33
                                                                   ----                           ----
Gross margin                                                         35                             67
Operating expenses:
  Research and development                                           45                             32
  Sales and marketing                                                32                             22
  General and administrative                                         28                             21
                                                                   ----                           ----
    Total operating expenses                                        105                             75
                                                                   ----                           ----
Operating loss                                                      (70)                            (8)
Other income                                                          9                              8
                                                                   ----                           ----
Income (loss) before provision for income taxes                     (61)                             0
Provision for income taxes                                            0                              0
                                                                   ----                           ----
Net income (loss)                                                   (61)%                            0%
                                                                   ----                           ----


Total revenues for the first quarter of 1999 were approximately $2.4 million, a decrease of approximately $0.9 million, or 27%, from total revenues of approximately $3.4 million for the first quarter of 1998. This revenue decrease for the quarter as compared to the prior year was due primarily to two factors. First, S3's decision to discontinue royalty payments necessary to maintain S3's exclusive license rights with respect to any periods after March 31, 1998, resulted in a decrease in royalty revenues for the first three months of 1999 of $0.8 million. Second, revenues from line multiplier sales were down from the prior year period. The decrease in line multiplier revenues was primarily due to lower selling prices for most of the Company's line multiplier products. Specifically, in the low end of the line multiplier product family, line doublers faced heavy competition from other manufacturers' line processors and from certain projector manufacturers that built line doublers into their projectors. The Company reduced the prices of its lower end line multipliers in the third quarter of 1998. As a result, unit volumes for line multiplier products increased in the period ended March 31, 1999 over the period ended March 31, 1998, but revenues from these products declined from the prior year period. In subsequent quarters of 1999, the Company anticipates that sales of line multiplier products will increase slightly from the first quarter of 1999, both in unit volumes and revenues, but represent a lower percentage of total sales.

Sales of Digital Format Translators-TM- were lower in the first quarter of 1999 than in the last two quarters of 1998. Television broadcasters, the initial customers for these products, are rolling out HDTV more slowly than had been expected. Sales of broadcast equipment, specifically Digital Format Translator products, are expected to increase in the second and third quarters of 1999 with the continued rollout of HDTV broadcasting in the USA.

The Company continues to pursue new licensing opportunities, but there can be no assurance that the Company will enter into additional license agreements.

The Company anticipates that revenues in subsequent quarters of 1999 will be higher than revenues in the first quarter of 1999.

Sales outside the United States accounted for approximately 20% and 18% of net product sales for the first quarter of 1999 and 1998, respectively. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved. All sales are denominated in U.S. dollars. However, the Company's export sales are subject to risk in the event of changes in currency exchange rates, which may result in the Company's products being less price competitive.

The Company's gross margin as a percentage of net sales decreased to 35% for the first quarter of 1999 from 67% in the first quarter of 1998. The year over year first quarter margin was most negatively affected by the lack of high margin licensing revenue from S3. Also, the margin percentage decreased due to the price reductions in the Company's line multiplier products. During the first quarter of 1999, the Company introduced the InFocus-Registered Trademark- LS700-TM- LCD projector for large screen television applications. This product introduction included discounts for dealers that also resulted in the Company achieving lower gross margins. The Company expects its gross margins as a percentage of sales to increase in future quarters due to the improved mix of higher margin broadcast product sales and the introduction of new enhanced line multiplier products.

Research and development expenses remained constant at $1.1 million for the first quarter of 1999 and 1998. The Company expects that research and development expenses will increase in absolute dollars during the remaining quarters of fiscal 1999.

Sales and marketing expenses were $.8 million for both the first quarter of 1999 and the first quarter of 1998. The Company believes that in absolute dollars terms, sales and marketing expenses will increase in the second quarter of 1999 due to trade show expenses and then run slightly higher than the first quarter expenses during the second half of fiscal 1999.

General and administrative expenses remained at the same level of $.7 million for the first quarter of 1999 compared to the first quarter of 1998. The Company believes that in absolute dollars terms, general and administrative expenses will remain at levels comparable to the first quarter during the remainder of fiscal 1999.

Interest and other income/expense was $0.2 million in the first quarter of 1999, down slightly from the first quarter of 1998. This slight decrease in interest income is due to year over year lower balances of cash and cash equivalents. The original source of these cash and cash equivalent balances include the investment of the $15.6 million net proceeds from the Company's initial public offering completed in October 1997, and the $5 million investment by S3 in the Company in June 1997.

The Company did not book any tax provisions in the first quarter of 1999 due to the loss position.

The Company did not recognize an income tax benefit on its pre-tax loss for the quarter ended March 31, 1999, due to the uncertainties related to the utilization of the resulting net operating loss. During the quarter ended March 31, 1998, the Company's effective tax rate was 38%. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a full valuation allowance against its deferred tax assets. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company designs and develops products that dramatically improve video image quality, producing cinema quality images on a wide variety of displays. The Company is recognized as a world leader in innovative high performance video processing technologies for markets requiring superior image quality solutions. These markets currently include HDTV broadcast and large screen home theater, and are starting to expand into markets being created by new video display devices such as digital televisions and flat panel displays, and markets resulting from new applications such as PC/TV convergence. Due to the relative size of the customers in some of these markets, particularly the broadcast and PC/TV convergence markets, sales in any one market could fluctuate dramatically on a quarter to quarter basis.

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

The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on companies like Vidikron of America, Inc. ("Vidikron") to buy, and In Focus Systems, Inc. to manufacture, products which incorporate the Company's technology and a failure by these companies to do so will adversely affect the Company's total revenues in the future. Vidikron has recently undergone a change in control. The Company does not know what effect, if any, this will have on sales to Vidikron.

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

With regard to internal risks associated with Year 2000 Problems, the Company recently completed a major upgrade of its main business computer systems, which replaced a majority of its existing systems, and plans to complete this system upgrade during the first half of 1999. The system selected is Year 2000 compliant and is expected to eliminate most of the Company's internal Year 2000 Problems. The Company will test its main operations computer systems and continue testing other internal systems, including engineering workstations and desktop computers, for Year 2000 compliance. The Company intends to address any problems identified immediately and to replace any deficient element of its systems that cannot be made Year 2000 compliant by other means. The Company believes that any significant Year 2000 Problems will be solved by the fourth quarter of 1999. The Company has developed a contingency plan for its operations activities that involves a full detail paper backup for its production, purchase order and inventory requirements for the first six months of the year 2000. While it is not presently possible to precisely quantify the overall cost of this work, the Company does not believe that the cost of addressing the Year 2000 Problem, as it relates to the Company's internal systems, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company has incurred total costs to date of approximately $70,000 to address Year 2000 Problems and expects that such costs will not exceed an additional $30,000 for the remainder of 1999.

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

In summary, the Company's net sales and operating results in any particular quarter may fluctuate as a result of a number of factors, including competition in the markets for the Company's products, delays in new product introductions by the Company, market acceptance of new products such as the Digital Format Translator, changes in product pricing, the status of strategic relationships, material costs or customer discounts, the size and timing of customer orders, dealer and end-user purchasing cycles, variations in the mix of product sales, manufacturing delays or disruptions in sources of supply, economic conditions and seasonal purchasing patterns specific to the broadcast, display, PC and home theater industries, and risk associated with year 2000 Problems. The Company's future operating results will depend, to a large extent, on its ability to anticipate and successfully react to these and other factors.

Successfully addressing the factors discussed above, which are subject to various risks discussed in this Form 10-Q report, the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and other SEC filings, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock price to fluctuate over relatively short periods of time.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had approximately $20.3 million of cash and cash equivalents, and working capital of approximately $23.3 million.

The cash and cash equivalents are predominantly held in three types of cash investments. The cash equivalents include obligations issued by U.S. federal agencies, money market funds which subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash and cash equivalents at March 31, 1999 declined by $.1 million from the balances at December 31, 1998. The cash outflow resulting from the operating loss along with modest changes in several balance sheet accounts, was offset by the receipt of an income tax refund and modest changes in other balance sheet accounts.

In April 1998, the Company renewed its bank line of credit. Covenants under the Company's line of credit require the Company to maintain certain minimum levels of liquidity, net worth, and financial ratios. No borrowings were made under the line of credit agreement in either 1999 or 1998. The Company expects to renew the bank line of credit in the second quarter.

The Company believes that current cash and cash equivalents and available borrowings are sufficient to fund its operations and meet anticipated capital requirements for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There has been no material change in the Company's market risk since December 31, 1998.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          27.1 Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         FAROUDJA, INC.
         (Registrant)


         By: /s/ R.A. Sheffield
            --------------------------------
                R.A. Sheffield, Vice President of
                Finance and Chief Financial Officer
                (Duly Authorized Officer and
                Principal Financial Officer)


         Date: May 17, 1999
              -------------------