Form 10-Q
period 1999-06-30
FAROUDJA INC
filed 1999-08-16
CIK 1034365

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

                  For the Quarterly Period Ended June 30, 1999

                                       or

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

                         Commission File Number 0-23107

                                 FAROUDJA, INC.
                                 --------------
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
                                              ---     ---
As of August 9, 1999, there were 12,291,516 shares of Common Stock ($.001 par value per share) outstanding.

--------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION.........................................................................1

   ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)............................................................1

     CONDENSED CONSOLIDATED BALANCE SHEETS.................................................................1

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.......................................................2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.......................................................3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 1999....................................4

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......6

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..................................13

PART II.           OTHER INFORMATION......................................................................13

   ITEM 1.     LEGAL PROCEEDINGS..........................................................................13

   ITEM 2.     CHANGES IN SECURITIES......................................................................13

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES............................................................14

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................14

   ITEM 5.     OTHER INFORMATION..........................................................................14

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K...........................................................15

   SIGNATURES.............................................................................................15

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 FAROUDJA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                              June 30,            December 31,
                                                                1999                  1998
                                                            (Unaudited)              (Note)
                                                           ---------------        --------------
Assets
Current assets:
  Cash, cash equivalents                                          $19,559               $20,419
  Accounts receivable, net                                          2,507                 1,764
  Inventories                                                       3,077                 3,348
  Income tax receivable                                                 -                   738
  Prepaid expenses and other current assets                           467                   441
                                                           ---------------        --------------
Total current assets                                               25,610                26,710

Property and equipment, net                                         1,485                 1,778
Other assets                                                          199                   233
                                                           ---------------        --------------
Total assets                                                      $27,294               $28,721
                                                           ---------------        --------------
                                                           ---------------        --------------

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                 $1,138                $1,125
  Accrued compensation & benefits                                     428                   587
  Income tax payable                                                  559                     -
  Other current liabilities                                           759                   511
                                                           ---------------        --------------
Total current liabilities                                           2,884                 2,223

Commitments

Stockholders' equity
  Preferred Stock, par value $0.001 per share:
    authorized - 5,000 shares; none issued and
    outstanding                                                         -                     -

  Common Stock, par value $0.001 per share:
    authorized - 50,000 shares; issued
    and outstanding - 12,243 shares at
    June 30, 1999 and 12,205 shares at
    December 31, 1998                                                  12                    12
  Additional paid-in capital                                       30,114                30,027
  Deferred compensation                                             (149)                 (173)
  Retained earnings (accumulated deficit)                         (5,567)               (3,368)
                                                           ---------------        --------------
Total stockholders' equity                                         24,410                26,498
                                                           ---------------        --------------
Total liabilities and stockholders' equity                        $27,294               $28,721
                                                           ---------------        --------------
                                                           ---------------        --------------

Note - The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                      Three Months Ended                         Six Months Ended
                                                           June 30,                                  June 30,
                                                 1999                  1998                  1999                1998
                                            ----------------       -------------          ------------       -------------
Revenues:
  Product sales                                      $3,309              $3,353                $5,743              $5,961
  License and royalty revenues                            -                   -                     -                 750
                                            ----------------       -------------          ------------       -------------
Total revenues                                        3,309               3,353                 5,743               6,711
Cost of product sales                                 1,539               1,413                 3,123               2,517
                                            ----------------       -------------          ------------       -------------
Gross profit                                          1,770               1,940                 2,620               4,194

Operating expenses:
  Research and development                            1,046               1,411                 2,136               2,488
  Sales and marketing                                 1,009               1,050                 1,801               1,802
  General and administrative                            656               1,007                 1,332               1,697
                                            ----------------       -------------          ------------       -------------

  Total operating expenses                            2,711               3,468                 5,269               5,987
                                            ----------------       -------------          ------------       -------------

Operating loss                                        (941)             (1,528)               (2,649)             (1,793)

Other income (expense), net                             220                 312                   450                 590
                                            ----------------       -------------          ------------       -------------
Loss before provision for
    income taxes                                      (721)             (1,216)               (2,199)             (1,203)
Benefit from income taxes                                 0                 462                     0                 457
                                            ----------------       -------------          ------------       -------------
Net loss                                             ($721)              ($754)              ($2,199)              ($746)
                                            ----------------       -------------          ------------       -------------
                                            ----------------       -------------          ------------       -------------


Per share data:
  Net loss per share
      Basic                                         ($0.06)             ($0.06)               ($0.18)             ($0.06)
      Diluted                                       ($0.06)             ($0.06)               ($0.18)             ($0.06)
  Shares used in per share
  computations
      Basic                                          12,171              12,126                12,169              12,105
      Diluted                                        12,171              12,126                12,169              12,105


See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                  1999                    1998
                                                               ------------            ------------
Cash Flows from Operating Activities:
Net loss                                                            (2,199)                   (746)
Adjustment to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                        422                     419
  Amortization of deferred compensation                                 24                      34

Changes in operating assets and liabilities:
  Accounts receivable                                                 (743)                    772
  Inventories                                                          271                    (259)
  Income taxes receivable                                              738                       -
  Prepaid expenses and other current assets                            (26)                    295
  Accounts payable                                                      13                    (744)
  Accrued compensation and benefits                                   (159)                   (400)
  Income taxes payable                                                 559                    (660)
  Other accrued liabilities                                            248                    (218)
                                                               ------------            ------------
Net cash used in operating activities                                 (852)                 (1,507)

Cash Flows from Investing Activities
  Purchases of equipment                                               (95)                   (334)
  Maturities of short-term investments                                   -                     277
                                                               ------------            ------------
Net cash used in investing activities                                  (95)                    (57)

Cash Flows from Financing Activities:
  Issuance of Common Stock                                              87                     390
                                                               ------------            ------------
Net cash provided by financing activities                               87                     390

Decrease in cash and cash equivalents                                 (860)                 (1,174)
Cash and cash equivalents at beginning of period                    20,419                  23,272
                                                               ------------            ------------
Cash and cash equivalents at end of  period                         19,559                  22,098
                                                               ------------            ------------
                                                               ------------            ------------

See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings.


NOTE B - INVENTORIES

Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost) or market value. The components of inventory consist of the following (in thousands):

                            June 30,              December 31,
                             1999                     1998
                      -------------------      --------------------
Raw materials                 $933                   $1,072
Work-in-process                915                    1,048
Finished goods               1,229                    1,228
                      -------------------      --------------------
                            $3,077                   $3,348
                      -------------------      --------------------
                      -------------------      --------------------

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share also gives effect to the dilutive effect of stock options and warrants (using the treasury stock method).

Options and warrants to purchase 2,579,955 shares of the Company's common stock would have been anti-dilutive for the three and six month periods ended June 30, 1999 and were, therefore, excluded from the diluted calculation in those periods.

NOTE D - INCOME TAXES

The Company did not recognize an income tax benefit on its pre-tax loss for the quarter ended June 30, 1999, due to the uncertainties related to the utilization of the resulting net operating loss. During the quarter ended June 30, 1998, the Company's effective tax rate was 38%. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a full valuation allowance against its deferred tax assets. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

NOTE E - SIGNIFICANT CUSTOMERS

Total revenues from two customers accounted for 16% and 20% of revenues for the six months ended June 30, 1999 and 1998, respectively. One of the two customers was the same in both periods. Additionally, royalty revenues from S3 Incorporated ("S3") represented 11% of revenues in the first six months of 1998. There were no revenues from S3 for the first six months of 1999.

NOTE F - COMPREHENSIVE INCOME

Comprehensive loss approximated net loss for the three and six month periods ended June 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THE DESCRIPTIONS IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH BELOW. PLEASE REFER TO THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND OTHER SEC FILINGS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.

                                                                           Three Months Ended
                                                             June 30, 1999                    June 30,1998
                                                             -------------                    ------------
Revenues:
  Product sales                                                    100%                           100%
  License and royalty revenues                                        -                              -
                                                            -----------------               -----------------
  Total revenues                                                    100                            100
Cost of product sales                                                47                             42
                                                            -----------------               -----------------
Gross margin                                                         53                             58
Operating expenses:
  Research and development                                           32                             42
  Sales and marketing                                                30                             31
  General and administrative                                         20                             30
                                                            -----------------               -----------------
    Total operating expenses                                         82                            103
                                                            -----------------               -----------------
Operating loss                                                      (29)                           (45)
Other income, net                                                     7                              9
                                                            -----------------               -----------------
Loss before provision for income taxes                              (22)                           (36)
Benefit for income taxes                                              -                             14
                                                            -----------------               -----------------
Net loss                                                            (22)%                          (22)%
                                                            -----------------               -----------------

Total revenues for the second quarter of 1999 were approximately $3.3 million, a decrease of approximately 1%, from total revenues of approximately $3.4 million for the second quarter of 1998. The decrease in revenue was due to lower revenues from the sale of line multipliers, which was largely offset by higher sales of both Broadcast and Application Specific Integrated Circuit ("ASIC") products. Revenues for the first six months of 1999 decreased by approximately $1.0 million or 14% from the first six months of 1998. The shortfall resulted from lower sales of line multipliers and the absence of royalties.

The actual number of line multipliers shipped increased period over period, however, revenue from line multiplier sales decreased because the prices of most line multipliers were reduced in the third quarter of 1998. Specifically, at the low end of the product range, line doublers and triplers faced heavy competition from other line processor manufacturers and from certain manufacturers that included built-in line doublers in their projectors.

In the second quarter of 1999 the Company introduced several new line multiplier models that replaced existing models. The Company shipped all remaining inventory of existing line multiplier products prior to shipping the new models. The net result was a record unit shipment of line multipliers to the Company's dealers, which is the main distribution channel for this product family. Both units shipped and revenues for the second quarter of 1999 represented a significant increase over the first quarter of 1999. The Company expects sales of home theater line multiplier products to remain at the second quarter level or increase slightly in the following quarters of 1999.

Broadcast sales of Digital Format Translator-TM- products in the second quarter of 1999 increased significantly over negligible sales in the second quarter of 1998. There was a modest increase in Digital Format Translator sales in the second quarter of 1999 compared to sales of those products in the first quarter of 1999. Federal Communication Commission ("FCC") rules require the major TV stations in the top 30 television markets to begin broadcasting digital TV by November 1, 1999. This FCC mandate is expected to have a positive impact on sales of the Company's Broadcast products, specifically the Digital Format Translator, in the third and fourth quarters of 1999.

Sales of the Company's ASIC products rose in the second quarter of 1999 due to a significant shipment of ASIC chip sets for use by a customer in Asia. The Company continues its efforts to develop its ASIC business, but it cannot predict when other significant ASIC sales will occur.

Subsequent to the end of the second quarter of 1999, the Company signed a license agreement whereby certain of the Company's intellectual property was licensed to another company for incorporation into that company's ASIC products. The agreement provides that the Company will receive royalties on the sale of any ASICs containing the Company's intellectual property. Shipments of these ASICs are not expected to begin until the second half of 2000.

The Company continues to pursue other new licensing opportunities, but there can be no assurance that the Company will enter into additional license agreements.

In summary, the Company anticipates that revenues in the subsequent quarters of 1999 will be equal to or slightly higher than revenues in the second quarter of 1999.

Sales outside the United States accounted for approximately 14% of net product sales for the second quarter of 1999 and 16% for the first six months of 1999. These percentages compare to 22% for both the second quarter of 1998 and the first six months of 1998. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved. All sales are denominated in U.S. dollars. However, the Company's export sales are subject to risk in the event of changes in currency exchange rates, which may result in the Company's products being less price competitive.

The Company's gross margin as a percentage of net sales decreased to 53% of sales for the second quarter of 1999 from 58% in the second quarter of 1998. The decline resulted from slightly lower margins of line multiplier products due to the price reductions implemented in the third quarter of 1998. Compared to the first quarter of 1999, both the gross margin percentage and the absolute gross margin dollars significantly increased in the second quarter of 1999 due to three factors. First, the Company introduced new line multiplier products in the second quarter of 1999, which produced higher gross margins than the products they replaced. Second, ASIC products had good margins and meaningful shipment levels. Third, there was a modest increase in Broadcast products, which have good margins. The Company expects its gross margins to remain approximately the same or improve slightly over the next several quarters.

Research and development expenses in the second quarter of 1999 decreased by approximately $0.4 million, or 26%, as compared to the same quarter of 1998 and by approximately $0.4 million, or 14%, from the six months of 1999 as compared to the same period of 1998. The decrease is mostly due to a reduction in purchases of the prototype parts that were heavily used in the second quarter of 1998 in developing the Digital Format Translator. The Company expects that research and development expenses will increase in absolute dollars during remaining quarters of fiscal 1999.

Sales and marketing expenses remained at the same level of $1.0 million for the second quarter of 1999 compared to the second quarter of 1998. Expenses for the first six months of 1999 were at the same level as expenses for the same period of 1998. The Company believes that in absolute dollar terms, expenses for sales and marketing will decrease slightly in the second half of fiscal 1999.

General and administrative expenses decreased by approximately $0.4 million, or 35%, in the second quarter of 1999 compared to the second quarter of 1998. Expenses for the first six months of 1999 were approximately $0.4 million or 21% less than expenses for the same period of 1998. The decrease is related to the absence of certain non-recurring expenses incurred in the second quarter of 1998 including the registration of shares for selling shareholders and legal expenses for two lawsuits brought by the Company for patent infringement. The Company believes that in absolute dollar terms general and administrative expenses will remain at approximately the same level during the remainder of fiscal 1999.

Net interest and other income was $0.2 million in the second quarter of 1999, down from the $0.3 million recorded in the second quarter of 1998. Net interest and other income for the first six months of 1999 was approximately $0.1 million, or 23%, lower than in the same period of 1998. This decrease in interest income is due to lower period over period cash, cash equivalents and short-term investment balances. The original source of these cash and investment balances include the $15.6 million net proceeds from the Company's initial public offering completed in October 1997, and the $5 million investment in the Company by S3 in June 1997.

The Company did not book any tax provisions in the second quarter of 1999 due to the expected loss position for the full year of 1999.

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

The Company's operating results have varied in the past and are likely to vary significantly in the future from period to period as a result of a number of factors, including the volume and timing of orders received during the period, the amount and timing of license and royalty revenues, competitive products and technologies, the timing of new product introductions by the Company and its competitors, demand for, and market acceptance of, the Company's products, product line maturation, the impact of price competition on the Company's average selling prices, delays encountered by the Company's strategic partners, the availability and pricing of components for the Company's products, changes in product or distribution channel mix and product returns or price protection charges from customers. Many of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the markets for the Company's products, the Company's failure to introduce new, competitive products consistently and in a timely manner, could materially adversely affect operating results for one or more product cycles. The Company introduced its new family of Digital Format Translators in April 1998. There is no assurance as to the eventual demand for this product, the size of the digital broadcast market, or that the digital broadcast market will develop in the timeframe currently mandated by the Federal Communications Commission.

The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on companies like Vidikron of America, Inc. ("Vidikron") to buy, and In Focus Systems, Inc. to manufacture, products which incorporate the Company's technology and a failure by these companies to do so will adversely affect the Company's total revenues in the future. Vidikron has recently undergone a change in control and has experienced financial difficulties. The Company does not know what effect, if any, this will have on sales to Vidikron.

The Company received quarterly prepaid license fees from S3 to maintain exclusivity under its license agreement with the Company through March 31, 1998. No prepayments have been or will be made by S3 with respect to any periods after March 31, 1998. There can be no assurance as to the amount of royalties, if any, the Company will receive in the future as the Company does not have any other license agreements in effect pursuant to which it is currently receiving substantial royalties.

The Company's success depends in part on its ability to enhance existing products and introduce new high technology products. The Company must also bring its products to market at competitive price levels. Unexpected changes in technical standards, customer demand, pricing of competitive products and bundling of competitive products as a part of a larger system sale (which is increasingly common in the home theater and broadcast businesses) could adversely affect the Company's operating results if the Company is unable to effectively and timely respond to such changes. The industry is also dependent to a large extent on proprietary intellectual property rights. From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of patents, trademarks and other intellectual property rights. Consequently, from time to time, the Company will be required to prosecute or defend against alleged infringements of such rights.

The Company intends to increase both engineering and sales and marketing efforts in the design, development and sale of board and chip level products while continuing the sale of stand-alone products for the high-end home theater, industrial and broadcast markets. Consequently, without a corresponding increase in revenues, net income will be adversely impacted.

The Company's success also depends to a significant extent upon the contributions of key executive, sales, marketing, engineering, manufacturing, and administrative employees, and on the Company's ability to attract and retain highly qualified personnel, who are in great demand. Unless personnel vacancies are promptly filled, the loss of current key employees or the Company's inability to attract and retain other qualified employees in the future could have a material adverse effect on the Company's business, financial condition and results of operations. The agreement pursuant to which Yves C. Faroudja, the Company's founder, Chief Technical Officer and Co-Chairman, served as an advisor to the Company, ended on June 30, 1999. The Company does not know how much time Mr. Faroudja will continue to devote to the Company's affairs in the future.

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

With regard to internal risks associated with Year 2000 Problems, the Company recently completed a major upgrade of its main business computer systems, which replaced a majority of its existing systems. The system selected was represented to be Year 2000 compliant and is expected to eliminate most of the Company's internal Year 2000 Problems. The Company has tested its main operations computer system and the system passed this initial Year 2000 test. The Company will continue testing other internal systems, including engineering workstations and desktop computers, for Year 2000 compliance. The Company intends to address any problems identified immediately and to replace any deficient element of its systems that cannot be made Year 2000 compliant by other means. The Company believes that any significant Year 2000 Problems will be solved by the fourth quarter of 1999. The Company has developed a contingency plan for its operations activities that involves a full detail paper backup for its production, purchase order and inventory requirements for the first six months of the year 2000. While it is not presently possible to precisely quantify the overall cost of this work, the Company does not believe that the cost of addressing the Year 2000 Problem, as it relates to the Company's internal systems, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company has incurred total costs to date of approximately $80,000 to address Year 2000 Problems and expects that such costs will not exceed an additional $20,000 for the remainder of 1999.

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

Successfully addressing the factors discussed above, which are subject to various risks discussed in this report, the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and other SEC filings, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock price to fluctuate over relatively short periods of time.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had approximately $19.6 million of cash and cash equivalents, and working capital of approximately $22.7 million.

The cash and cash equivalents are predominantly held in three types of cash investments. These investments are obligations issued by U.S. federal agencies, money market funds which subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash, cash equivalents and short-term investments at June 30, 1999 declined by $.9 million or 4% from the balances at December 31, 1998. The cash outflow resulted from the operating loss along with modest changes in several balance sheet accounts. During the first quarter of 1999 the Company collected an income tax refund of approximately $1 million due to the 1998 carry-back operating losses.

In April 1998, the Company renewed its bank line of credit, which expired in April 1999. Covenants under the Company's line of credit required the Company to maintain certain minimum levels of liquidity, net worth, and financial ratios. No borrowings were made under the line of credit agreement in either 1999 or 1998. The Company expects to renew the bank line of credit in the third quarter of 1999.

The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for at least the next twelve months.

SUBSEQUENT EVENTS

On July 19, 1999 Merv Adelson resigned from the Board of Directors of the Company after serving as a director of the Company since September 1996. During the term of the consulting agreement between Mr. Adelson and the Company, which extends until February 9, 2000, the Company is required to use its best efforts to elect Mr. Adelson (or a designee of Mr. Adelson reasonably acceptable to the Board of Directors) to the Board of Directors and to elect an additional designee of Mr. Adelson to the Board of Directors. Stuart Buchalter serves on the Board as Mr. Adelson's designee and Mr. Adelson has designated another individual to fill the vacancy on the Board created by his resignation. The Board has not yet acted upon Mr. Adelson's request and is not expected to take any action until its next special or regular meeting.

On July 27, 1999 the Company entered into a Joint Development and License Agreement, Stock Purchase Agreement and certain supporting agreements with Sage, Inc. ("Sage"). The agreements involve: (i) the Company's grant of a royalty-bearing license to Sage of certain video processing technologies for incorporation into Sage ASIC products; (ii) joint development activities by the Company and Sage relating to technologies for potential use in Sage digital display controller ASICs for video applications; (iii) the Company's acquisition of just under 5% of Sage's Common Stock, $.01 par value; (iv) terms on which the Company may purchase Sage ASICs incorporating the Company's technologies; and
(v) other related matters.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's market risk since December 31, 1998.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


In January 1997 the Company filed an action against DWIN Electronics, Inc. ("DWIN") seeking injunctive relief and unspecified monetary damages for the infringement of US Patent Number 4,876,596 (the "596 Patent"). The action was filed in the United States District Court, Northern District of California, San Jose Division. The case against DWIN is Civil Action No. C-97 20010 SW (PVT). The 596 Patent was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN raised defenses and counterclaims that the 596 Patent is invalid and not infringed. It also sought to recover attorneys' fees and costs.

The Company amended its complaint against DWIN to add claims of infringement of U.S. Patent Number 4,998,287 (the "287 Patent") on August 17, 1998. The 287 patent was issued on March 5, 1991, is owned by General Instrument Corporation and is licensed to the Company. On February 24, 1999, the court granted DWIN's motion for summary judgment as to the 596 Patent on the basis of non-infringement. On July 21, 1999 DWIN filed a motion for summary judgment as to the 287 Patent on the basis of non-infringement. The court has not ruled on the motion. The case continues in the discovery stage.

The Company's management believes that a finding that all of the claims of the patent remaining in the case are invalid or that the patent has not been infringed will not have a material adverse effect on the Company because the Company's products and business are protected by a variety of patents and the Company will remain competitive even in the absence of the protection afforded by the patents which are involved in that litigation.


ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 10, 1999.

(b) One individual was elected by stockholders to serve as a director of the Company for three year term expiring at the Annual Meeting of Stockholders to be held in the year 2002: Glenn W. Marschel, Jr. Directors who continued to serve after the Annual Meeting are: Yves C. Faroudja and Stuart D. Buchalter, whose terms extend until the Annual Meeting of Stockholders to be held in the year 2000; and Merv L. Adelson, Kevin B. Kimberlin and William J. Turner, whose terms extend until the Annual Meeting of Stockholders to be held in the year 2001. Mr. Adelson subsequently resigned as a director of the Company.

(c) The matters voted upon at the Annual Meeting were (i) the election of one director and (ii) the approval of an amendment to the Company's 1997 Performance Stock Option Plan to increase the number of shares available for issuance upon the exercise of stock options under that plan from 1,125,000 shares to 1,625,000 shares. Votes were cast for each of the matters as follows:

     (i)  Election of Directors:

          Nominee                            Votes For          Votes Withheld
          -------                            ---------          --------------
          Glenn W. Marschel, Jr.             8,557,693              97,453

     (ii) Amendments to the 1997 Performance Stock Option Plan:

                            For            Against            Abstain
                            ---            -------            -------
                        8,166,743          467,443            20,960

       There were no broker non-votes.

(d)  None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          27.1 Financial Data Schedule

          (b)  Reports on Form 8-K.

          The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     FAROUDJA, INC.
     (Registrant)


     By: /s/ R.A. Sheffield
        -----------------------------
         R.A. Sheffield, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)


     Date: August 13, 1999
          ----------------