Form 10-Q
period 1999-09-30
FAROUDJA INC
filed 1999-11-15
CIK 1034365

-------------------------------------------------------------------------------

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

            (Mark One)

            (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

                                       or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 11, 1999, there were 12,310,556 shares of Common Stock ($.001 par value per share) outstanding.

-------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I         FINANCIAL INFORMATION.................................................................................. 1

     ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)....................................................................... 1

     CONDENSED CONSOLIDATED BALANCE SHEETS............................................................................ 1

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................................................................. 2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................. 3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................................. 4

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 7

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............................................13

PART II.       OTHER INFORMATION......................................................................................14

     ITEM 1.   LEGAL PROCEEDINGS......................................................................................14

     ITEM 2.   CHANGES IN SECURITIES..................................................................................14

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES........................................................................14

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................14

     ITEM 5.   OTHER INFORMATION......................................................................................14

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.......................................................................14

     SIGNATURES.......................................................................................................14

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          FAROUDJA, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
            (In thousands, except per share amounts)

                                                              September 30,             December 31,
                                                                  1999                      1998
                                                              (Unaudited)                  (Note)
                                                           -----------------          ---------------
Assets
Current assets:
  Cash, cash equivalents                                            $19,063                  $20,419
  Accounts receivable, net                                            3,036                    1,764
  Inventories                                                         2,826                    3,348
  Income taxes receivable                                                 -                      738
  Prepaid expenses and other current assets                             341                      441
                                                           -----------------          ---------------
Total current assets                                                 25,266                   26,710

Property and equipment, net                                           1,291                    1,778
Investment                                                            2,925                        -
Other assets                                                            194                      233
                                                           -----------------          ---------------
Total assets                                                        $29,676                  $28,721
                                                           =================          ===============

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                     $662                   $1,125
  Accrued compensation and benefits                                     394                      587
  Income tax payable                                                    559                        -
  Other current liabilities                                           1,026                      511
  Deferred revenue                                                    2,425                        -
                                                           -----------------          ---------------
Total current liabilities                                             5,066                    2,223

Commitments
Stockholders' equity
  Preferred Stock, par value $0.001 per share:
    Authorized - 5,000 shares; none issued and
    outstanding                                                            -                       -
  Common Stock, par value $0.001 per share:
    Authorized - 50,000 shares;
    Issued and outstanding - 12,311 shares at
    September 30, 1999 and 12,205 shares at
    December 31, 1998                                                     12                      12
  Additional paid-in capital                                          30,279                  30,027
  Deferred compensation                                                 (137)                   (173)
  Retained earnings (accumulated deficit)                             (5,544)                 (3,368)
                                                           -----------------          ---------------
Total stockholders' equity                                            24,610                  26,498
                                                            -----------------         ---------------
Total liabilities and stockholders' equity                           $29,676                 $28,721
                                                            =================         ===============

Note - The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                                FAROUDJA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (In thousands, except per share amounts)

                                                     Three Months Ended                          Nine Months Ended
                                                         September 30,                              September 30,
                                                  1999                  1998                  1999                1998
                                            ----------------       -------------          ------------       -------------
Revenues:
  Product sales                                      $3,856              $3,005                $9,599              $8,966
  License and royalty revenues                            -                   -                     -                 750
                                            ----------------       -------------          ------------       -------------
Total revenues                                        3,856               3,005                 9,599               9,716
Cost of product sales                                 1,474               1,643                 4,597               4,160
                                            ----------------       -------------          ------------       -------------
Gross profit                                          2,382               1,362                 5,002               5,556

Operating expenses:
  Research and development                            1,022               1,338                 3,158               3,826
  Sales and marketing                                   888               1,051                 2,689               2,853
  General and administrative                            679               1,083                 2,011               2,780
                                            ----------------       -------------          ------------       -------------
  Total operating expenses                            2,589               3,472                 7,858               9,459
                                            ----------------       -------------          ------------       -------------

Operating loss                                         (207)             (2,110)               (2,856)             (3,903)

Other income (expense), net                             230                 289                   680                 879
                                            ----------------       -------------          ------------       -------------
Income (loss) before benefit from
    income taxes                                         23              (1,821)               (2,176)             (3,024)
Benefit from income taxes                                 -                   -                     -                 457
                                            ----------------       -------------          ------------       -------------
Net income (loss)                                       $23             $(1,821)              $(2,176)            $(2,567)
                                            ================       =============          ============       =============


Per share data:
  Net income (loss) per share
      Basic                                           $0.00              $(0.15)               $(0.18)             $(0.21)
      Diluted                                         $0.00              $(0.15)               $(0.18)             $(0.21)
  Shares used in per share
  computation
      Basic                                          12,291              12,173                12,253              12,126
      Diluted                                        12,509              12,173                12,253              12,126

See notes to condensed consolidated financial statements.

                                FAROUDJA, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                                   Nine Months Ended September 30,
                                                                   1999                      1998
                                                               --------------            --------------
Cash Flows from Operating Activities:
Net loss                                                           $  (2,176)               $   (2,567)
Adjustment to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                          639                       619
  Amortization of deferred compensation                                   36                        51

Changes in operating assets and liabilities:
  Accounts receivable                                                 (1,272)                      723
  Inventories                                                            522                      (502)
  Income tax receivable                                                  738                         -
  Prepaid expenses and other current assets                               89                       237
  Accounts payable                                                      (463)                     (259)
  Accrued compensation and benefits                                     (193)                     (156)
  Income tax payable                                                     559                      (671)
  Other accrued liabilities                                              515                      (210)
                                                               --------------            --------------
Net cash used in operating activities                                 (1,006)                   (2,735)

Cash Flows from Investing Activities
  Purchases of equipment                                                (102)                     (417)
  Maturities of short-term investments                                     -                       277
  Investments                                                           (500)                        -
                                                               --------------            --------------
Net cash used in investing activities                                   (602)                     (140)

Cash Flows from Financing Activities:
  Issuance of Common Stock                                               252                       551
                                                               --------------            --------------
Net cash provided by financing activities                                252                       551

Decrease in cash and cash equivalents                                 (1,356)                   (2,324)
Cash and cash equivalents at beginning of period                      20,419                    23,272
                                                               --------------            --------------
Cash and cash equivalents at end of period                         $  19,063                $   20,948
                                                               ==============            ==============

Supplemental disclosures of noncash financing activities
License of company technology                                      $   2,425                $        -
                                                               ==============            ==============

See notes to condensed consolidated financial statements.

                             FAROUDJA, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other filings by the Company with the Securities and Exchange Commission.

NOTE B - INVENTORIES

Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost) or market value. The components of inventory consist of the following (in thousands):

                           September 30,        December 31,
                               1999                 1998
                          ----------------    ----------------
Raw materials                  $  935              $1,072
Work-in-process                   866               1,048
Finished goods                  1,025               1,228
                          ----------------    ----------------
                               $2,826              $3,348
                          ================    ================

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share also gives effect to the dilutive effect of stock options and warrants (using the treasury stock method). Options and warrants to purchase 1,399,726 and 2,121,711 shares of the Company's common stock would have been anti-dilutive for the three and nine month periods ended September 30, 1999, respectively, and were, therefore, excluded from the diluted calculation in those periods.

NOTE D - INCOME TAXES

The Company did not recognize an income tax benefit on its pre-tax loss for the nine months ended September 30, 1999 due to the uncertainties related to the utilization of the resulting net operating loss. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence, the Company has provided a full valuation allowance against its deferred tax assets. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

NOTE E - SIGNIFICANT CUSTOMERS

Total revenues from two customers accounted for 12% and 16% of revenues for the nine months ended September 30, 1999 and 1998, respectively. One of the two customers was the same in both periods. Additionally, royalty revenues from S3 Incorporated ("S3") represented 8% of revenues in the first nine months of 1998. There were no revenues from S3 for the first nine months of 1999.

NOTE F - COMPREHENSIVE INCOME

Comprehensive loss approximated net loss for the three and nine month periods ended September 30, 1999.

NOTE G - LICENSE AGREEMENT

On July 27, 1999, the Company entered into a joint development and license agreement with Sage, Inc. ("Sage") pursuant to which the Company licensed certain video processing and image enhancement technologies to Sage for incorporation into Sage chips. The Company and Sage concurrently entered into a stock purchase agreement. In exchange for the license and a $500,000 cash payment, Faroudja received 375,000 shares of Sage common stock, which shares were determined to have a fair value of $7.80 per share on the transaction date. The Company may not sell its Sage shares until October 2000. On November 11, 1999 Sage completed the initial public offering of its common stock. The closing price of the stock on that date was $21.75 per share. The value attributed to the license was included in deferred revenue because the Company has certain delivery and performance obligations that had not been completed by September 30, 1999. The

Company is entitled to receive royalties on sales of future Sage products incorporating the Company's technology.

NOTE H - SUBSEQUENT EVENTS

On October 4, 1999 the Company entered into a letter of intent for the merger of FOCUS Enhancements, Inc. ("FOCUS") into the Company.

On November 11, the companies mutually agreed to terminate their merger discussions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THE DESCRIPTIONS IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH BELOW. PLEASE REFER TO THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S REPORT ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 1999 AND JUNE 30, 1999, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 AND OTHER SEC FILINGS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.

                                                        Three Months Ended
                                             September 30,               September 30,
                                                 1999                        1998
                                                 ----                        ----
Revenues:
  Product sales                                       100%                        100%
  License and royalty revenues                          -                           -
                                           ----------------            ----------------
Total revenues                                        100                         100
Cost of product sales                                  38                          55
                                           ----------------            ----------------
Gross profit                                           62                          45

Operating expenses:
  Research and development                             26                          45
  Sales and marketing                                  23                          35
  General and administrative                           18                          36
                                           ----------------            ----------------
  Total operating expenses                             67                         116
                                           ----------------            ----------------

Operating loss                                         (5)                        (71)

Other income (expense), net                             6                          10
                                           ----------------            ----------------
Income (loss) before provision for
    income taxes                                        1                         (61)
Benefit from income taxes                               -                           -
                                           ----------------            ----------------
Net income (loss)                                       1%                        (61)%
                                           ================            ================

Total revenues for the third quarter of 1999 were approximately $3.9 million, an increase of approximately 28%, from total revenues of approximately $3.0 million for the third quarter of 1998. The increase in revenue was primarily attributable to three factors: higher sales of the line multiplier products introduced in the second quarter of 1999, increase in demand for the Digital Format Translator Broadcast products to support TV stations' roll out of digital TV services, and continuing sales of Application Specific Integrated Circuit ("ASIC") products. Revenues for the first nine months of 1999 decreased by approximately $117,000 or 1% from the first nine months of 1998. The shortfall resulted from lower sales of the line multipliers in the first six months of this year and the absence of royalties, offset by higher sales of ASICs and a significant increase in sales of Broadcast products.

Both units shipped and revenues from line multiplier products for the third quarter of 1999 represented a significant increase over the second quarter of 1999. The Company expects sales of line multiplier products to remain at the third quarter level or decrease slightly in the fourth quarter of 1999.

Broadcast sales of Digital Format Translator(TM) products increased significantly in the third quarter of 1999 over the third quarter of 1998 and over the second quarter of 1999. This resulted in part from Federal Communication Commission rules requiring the major TV stations in the top 30 television markets to begin broadcasting digital TV by November 1, 1999. The Company anticipates that sales of Broadcast products will decrease slightly in the fourth quarter of 1999 due to seasonality and the absence of regulatory deadlines.

Sales of the Company's ASIC products rose in the third quarter of 1999 over the third quarter of 1998 due to scheduled shipments of ASIC chip sets for use by a customer in Asia. The Company continues its efforts to develop its ASIC business, but it cannot predict when other significant ASIC sales will occur.

In July 1999, the Company signed a license agreement whereby certain of the Company's intellectual property was licensed to Sage, Inc. for incorporation into Sage's ASIC products. The agreement provides that the Company will receive royalties on the sale of any ASICs containing the Company's intellectual property. Shipments of these ASICs are not expected to begin until the second half of 2000.

The Company continues to pursue other new licensing opportunities, but there can be no assurance that the Company will enter into additional license agreements.

In summary, the Company anticipates that revenues from product sales in the fourth quarter of 1999 will be slightly lower than revenues in the third quarter of 1999.

Sales outside the United States accounted for approximately 20% of net product sales for the third quarter of 1999 and 18% for the first nine months of 1999. These percentages compare to 20% for the third quarter of 1998, and 21% for the first nine months of 1998. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved.
All sales are denominated in U.S. dollars. However, the Company's export sales are subject to risk in the event of changes in currency exchange rates, which may result in the Company's products being less price competitive.

The Company's gross margin as a percentage of net sales increased to 62% of sales for the third quarter of 1999 from 45% for the third quarter of 1998. The improvement resulted from increased sales of the line multiplier products introduced in the second quarter of 1999, which had higher gross margins than the products they replaced and from a significant increase in sales of Broadcast products with attractive margins. The Company expects its gross margins to remain at approximately the same level over the next quarter.

Research and development expenses in the third quarter of 1999 decreased by approximately $0.3 million, or 24%, as compared to the same quarter of 1998 and by approximately $0.7 million, or 17%, from the nine months of 1999 as compared to the same period of 1998. The decrease is mostly due to a reduction in consulting fees in the third quarter of 1999. The Company expects that research and development expenses will increase in absolute dollars during the fourth quarter of 1999.

Sales and marketing expenses in the third quarter of 1999 decreased by approximately $0.2 million, or 16%, as compared to the same quarter of 1998. Expenses for the nine months of 1999 were approximately $0.2 million, or 6%, less than expenses for the first nine months of 1998. The Company believes that in absolute dollar terms, expenses for sales and marketing will remain at approximately the same level for the fourth quarter of 1999.

General and administrative expenses in the third quarter of 1999 decreased by approximately $0.4 million or 37%, as compared to the same quarter of 1998. Expenses for the first nine months of 1999 decreased by approximately $0.8 million, or 28%, from expenses for the same period of 1998. The decrease was due to the absence of non-recurring charges incurred in the third quarter of 1998 related to management changes. The Company believes that in absolute dollar terms, general and administrative expenses will increase for the fourth quarter of 1999.

Net interest and other income was $0.2 million in the third quarter of 1999, down from the $0.3 million recorded in the third quarter of 1998. Net interest and other income for the nine months of 1999 was approximately $0.2 million, or 23%, lower than in the same period of 1998. This decrease in interest income is due to lower period over period cash, cash equivalents and short-term investment balances. The original source of these cash and investment balances include the $15.6 million net proceeds from the Company's initial public offering completed in October 1997, and the $5 million investment in the Company by S3 in June 1997.

The Company did not book any tax provisions in the third quarter of 1999 due to the expected loss position for the full year of 1999.

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

The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on companies like Vidikron of America, Inc. ("Vidikron") to buy, and In Focus Systems, Inc. to manufacture, products which incorporate the Company's technology and a failure by these companies to do so will adversely affect the Company's total revenues in the future. Vidikron has recently undergone a change in control and has experienced financial difficulties. The Company does not know what effect, if any, this will have on sales to Vidikron, which represented approximately 5% and 7%, respectively of sales for the three and nine months ended September 30, 1999.

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

With regard to internal risks associated with Year 2000 Problems, the Company recently completed a major upgrade of its main business computer systems, which replaced a majority of its existing systems. The system selected was represented to be Year 2000 compliant and is expected to eliminate most of the Company's internal Year 2000 Problems. The Company has tested its main operations computer system and the system passed this initial Year 2000 test. The Company will continue testing other internal systems, including engineering workstations and desktop computers, for Year 2000 compliance. The Company intends to address any problems identified immediately and to replace any deficient element of its systems that cannot be made Year 2000 compliant by other means. The Company believes that any significant Year 2000 Problems will be solved by the end of the fourth quarter of 1999. The Company has developed a contingency plan for its operations activities that involves a full detail paper backup for its production, purchase order and inventory requirements for the first six months of the year 2000. While it is not presently possible to precisely quantify the overall cost of this work, the Company does not believe that the cost of addressing the Year 2000 Problem, as it relates to the Company's internal systems, will have a material adverse effect on the Company's financial position, liquidity or results of operations. The Company has incurred total costs to date of approximately $80,000 to address Year 2000 Problems and expects that such costs will not exceed an additional $20,000 for the remainder of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had approximately $19.1 million of cash and cash equivalents, and working capital of approximately $20.2 million. Working capital includes deferred revenues of $2.4 million from the license of the Company's technology to Sage, Inc.("Sage"). The Company will recognize the deferred revenue when all significant technology transfer and joint development obligations under the Company's license and joint development agreement with Sage are completed.

The cash and cash equivalents are predominantly held in three types of cash investments. These investments are obligations issued by U.S. federal agencies, money market funds which subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash, cash equivalents and short-term investments at September 30, 1999 declined by $1.4 million or 7% from the balances at December 31, 1998. The cash outflow resulted from the operating loss, the $0.5 million investment in Sage common stock and changes in the Company's working capital, including an increase in Accounts Receivable of $1.3 million. During the first quarter of 1999 the Company collected an income tax refund of approximately $1 million due to the 1998 carry-back operating losses.

The Company had a bank line of credit, which expired in April 1999. The Company expects to renew the line of credit in the fourth quarter of 1999. Covenants under the Company's line of credit required the Company to maintain certain minimum levels of liquidity, net worth, and financial ratios. No borrowings were made under the line of credit in either 1999 or 1998.

The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for at least the next twelve months.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's market risk since December 31, 1998.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.1 Financial Data Schedule

         (b)  Reports on Form 8-K.

         The Company filed a report on Form 8-K on August 6, 1999 incorporating by reference a press release issued by the Company on August 2, 1999, describing the Company's entry into license, joint development and equity purchase agreements with Sage, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    FAROUDJA, INC.
    (Registrant)

    By: /s/ Ita Geva
        -----------------------------
        Ita Geva, Acting Chief Financial Officer
        (Duly Authorized Officer and Principal Financial Officer)

    Date: November 15, 1999
          ------------------