Form 10-K405
period 1999-12-31
FAROUDJA INC
filed 2000-03-30
CIK 1034365

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 0-23107

                                   -----------

                                 FAROUDJA, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                   77-0444978
 (State or other jurisdiction of
 incorporation and organization)          (I.R.S. Employer Identification No.)

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

                                   -----------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the Common Stock on March 1, 2000, as reported on the NASDAQ National Market, was approximately $77.7 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 1, 2000 the Registrant had outstanding 12,422,557 shares of Common Stock.

                                 FAROUDJA, INC.

                                    FORM 10-K

                                DECEMBER 31, 1999

                                      INDEX


                                                                                                                            PAGE
                                                                                                                             NO.
                                                                                                                            ----
PART I

Item 1.           BUSINESS..................................................................................................  3

                  EXECUTIVE OFFICERS OF THE COMPANY......................................................................... 19

Item 2.           PROPERTIES................................................................................................ 20

Item 3.           LEGAL PROCEEDINGS......................................................................................... 20

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................... 20


PART II

Item 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................... 21

Item 6.           SELECTED FINANCIAL DATA................................................................................... 22

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 22

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................ 27

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................... 28

Item 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................... 44


PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................ 44

Item 11.          EXECUTIVE COMPENSATION.................................................................................... 45

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................ 53

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................ 54


PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.......................................... 56

SIGNATURES        .......................................................................................................... 57


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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Faroudja, Inc. (the "Company") designs, develops and markets a range of video processing and video image enhancement products for the home theater, commercial presentation and broadcast markets. These products include system level products for consumer and commercial end-users and application specific integrated circuits, referred to as "ASICs", that other manufacturers can incorporate into their products. The Company is currently seeking to sell its ASICs into markets for new digital display devices such as digital televisions, liquid crystal display ("LCD") monitors, plasma displays, digital cathode ray tube ("CRT") displays, and LCD and Digital Light Processing-TM- ("DLP") projectors, and seeking to address opportunities in the emerging high definition television ("HDTV") broadcast market.

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

Disclosures in this Form 10-K regarding the Company's business and strategy are based on the Company continuing as an independent entity. On February 18, 2000, Faroudja and Sage, Inc. ("Sage") entered into a definitive agreement to merge Faroudja into a wholly owned subsidiary of Sage. The agreement provides for each share of Faroudja common stock, $.001 par value, to be converted into .285 shares of Sage common stock. Sage will assume all outstanding options and warrants. Completion of the merger requires the approval of the stockholders of Sage and the stockholders of Faroudja and satisfaction of other conditions. Under the merger agreement Faroudja is obligated to carry on its business in substantially the same way it is currently being conducted. The agreement contains customary provisions that significantly limit a variety of possible company activities, such as entering into joint ventures or strategic partnerships or licensing any technology, without Sage's consent. Among the risks that should be considered are:

-    There can be no assurance that the merger will be consummated.

- If the merger is not consummated there can be no assurance that the costs associated with the transaction and the management attention diverted to the transaction will not have a material adverse affect on the Company.

- If the merger is consummated there can be no assurance that the business and strategy of the combined entity will not differ materially from the current business of the Company or that the integration of the businesses of Sage and Faroudja will not have a material adverse effect on the combined entity.

- Because the exchange ratio is fixed, the market value of Faroudja common stock may vary with the market value of Sage and be unrelated to the business, operations or prospects of Faroudja.

These issues associated with the merger should be considered along with the issues discussed in "Factors Affecting Future Operating Results."

BACKGROUND

Video images are pervasive in today's society as sources of entertainment and information. These video images are displayed on a variety of electronic media including color TVs, projection systems and PC monitors. Historically, there has been a substantial difference between the quality of video images and the quality of cinema displayed in movie theaters. This difference resulted from a host of technical issues related to the capture, transmission and display of video images. Current technologies make it possible to replicate cinema quality on large screen TVs, projection systems, PCs and new digital displays.

With U.S. households owning approximately 250 million television sets, TV is the dominant medium for viewing video images. TV signals are produced in accordance with a standard developed more than 40 years ago and contain image-degrading imperfections, known as artifacts, because of technical choices made back then. Additionally, analog transmission introduces noise in the TV image. While these imperfections are always present they are not that obvious on screens less than 25 inches in size from normal viewing distances. As TV screen sizes increase, or as viewing distances decrease, as is the case with PC monitors, impairments in the image, such as low resolution, artifacts and noise, become more apparent and annoying.

PCs are increasingly being used for multi-media applications such as viewing DVDs and video over the Internet. Since video typically uses an interlaced scanning format and PCs use a progressive scanning display format, video must be converted before being displayed on a PC. The interlace/progressive conversion, along with other steps in the conversion process, cause color distortion, motion artifacts, noise and other imperfections, and result in poor video quality on the PC. Image problems become even more apparent on a PC, because users sit relatively close to their screens and PC monitors have higher resolution than most TVs.

The Company believes that the trends toward larger and higher resolution displays, the availability of new digital display technologies and devices, the use of PCs for multi-media applications and the introduction of HDTV will result in increasing demand for high quality video.

HDTV images incorporate cinema-like image quality in a wider screen format. The Federal Communications Commission ("FCC") has established standards and a schedule for broadcasters' gradual replacement of analog television with digital television ("DTV") in the United States. The FCC has targeted the eventual phase-out of analog broadcasting by the year 2006. Current analog broadcasting equipment is not compatible with the new DTV standards. In order to transmit digital signals that comply with the new DTV standards, broadcasters will need to spend millions of dollars to acquire new equipment. Broadcasters are seeking to reduce the costs of transitioning from analog to digital broadcasting through strategies that allow them to continue using some of their existing equipment and legacy video footage.

FAROUDJA SOLUTIONS

The Company has pioneered video image enhancement technologies and designs, develops and markets a variety of video image enhancement products incorporating these technologies. These technologies and products dramatically improve image quality, producing cinema quality images on a wide variety of displays.

The Company's products substantially reduce the imperfections inherent in standard TV signals, which become increasingly apparent on large screen and high resolution displays. The Company's technology improves picture quality by removing artifacts and noise, detecting and compensating for motion, enhancing resolution, and multiplying the number of lines displayed. Faroudja's products for the home theater and commercial presentation market include standalone system-level products, and video processing ASICs that original equipment manufacturers can incorporate into their own products. The Company is currently seeking to sell its ASICs into markets for new digital display devices such as digital televisions, LCD monitors, plasma displays, digital CRTs, LCD and DLP projectors and PC multimedia applications.

The Company has also developed products that support the transition from analog to DTV/HDTV broadcasting. As broadcasters make significant investments to satisfy regulatory requirements, the Company believes that product solutions that enable broadcasters to continue using some of their current studio equipment and source material will help broadcasters minimize transition costs and maintain flexibility in responding to evolving regulatory and market requirements. The Company believes that its Digital Format Translator-TM- ("DFT") upconversion products will enable broadcasters to use equipment present in their existing studios to produce programming in various DTV/HDTV video formats.

STRATEGY

The Company's objective is to maintain and expand its position as the industry standard of excellence for high quality video processing. Key elements of the Company's strategy to achieve this objective include:

MAINTAIN AND EXTEND TECHNOLOGY LEADERSHIP. The Company intends to maintain high levels of investment in research and development to build upon its technology leadership in video image processing. These efforts will focus on developing patentable technologies and innovative products for the video display and broadcast markets. The Company intends to leverage its image enhancement expertise in the high end home theater and commercial presentation markets into markets for digital televisions, other new digital display devices and broadcast.

PENETRATE BROADER MARKET SEGMENTS. The Company has historically sold products that address the needs of the home theater and commercial presentation markets. The Company is seeking product opportunities in new and broader market segments, such as emerging digital video displays, computer/television convergence and DTV/HDTV broadcast. The Company's emphasis on incorporating its technologies into reasonably priced, highly integrated, high performance ASICs, will facilitate entry into the digital television and new digital display markets.

BUILD AND LEVERAGE STRATEGIC RELATIONSHIPS. The Company intends to establish and maintain strategic relationships with companies whose technology, products and distribution strategies complement those of the Company in order to increase market penetration and recognition of the Company's capabilities in markets currently served and to facilitate migration into new markets. In July 1999, the Company entered into a license and joint development agreement with Sage, Inc. to leverage Sage's capabilities as a supplier of display controller chips for flat panel displays and other digital display devices.

INCREASE BRAND NAME AWARENESS. The Company has established a reputation for excellence in video processing and video image enhancement in the home theater, commercial presentation, broadcast and consumer electronics markets. The Company intends to increase brand name awareness through advertising, the marketing of stand alone image enhancement and display products carrying the Company's trademarks, co-branding agreements with OEM customers and greater emphasis on Internet marketing through its web site. The distribution of Company-branded and co-branded products in new and broader market segments is also intended to increase Faroudja-Registered Trademark- brand awareness. In February 2000, the Company's collaboration with MadOnion.com (formerly Futuremark Corporation), a leading provider of PC performance and upgrade information, resulted in the release of the Video2000 video benchmark. Video2000 objectively measures the video quality, features and performance of desktop video streams. Involvement with a video benchmarking effort and prominent display of Faroudja's trademark on MadOnion.com's frequently visited website are intended to increase recognition of the preeminence of the Company's video processing technology and expertise and increase awareness of the Faroudja brand in general.

PRODUCTS

Faroudja designs, develops and markets a range of video image enhancement products for the TV and broadcast markets. The following table sets forth certain information regarding the Company's current stand alone home theater and commercial presentation products, OEM ASIC products and products for the broadcast market:

MARKET                    PRODUCT     DESCRIPTION
------                    -------     -----------
Image Enhancement/        DVP2200     Video processor/scaler for large screen
Line Multiplying/                     high-resolution CRT, DLP, LCD and Plasma
Scaling Processors                    video projection and display systems. Scan
for Projection and                    rate scaling from 480i to computer SVGA
Direct View Display                   and DTV rate of 480p. Aspect ratio control
Systems                               for letterbox, anamorphic and 4:3 video
                                      sources.

                          DVP2220     In addition to the capabilities of the
                                      DVP2200 the DVP2220 can optimize display of PAL sources by scan rate scaling from 576i to 576p and doubling the refresh rate of PAL sources from 50Hz to 100Hz ("frame doubling"), removing flicker and increasing light output.

                          DVP3000     Video processor/scaler for large screen
                                      high-resolution CRT, DLP, LCD and Plasma video projection and display systems. Scan rate scaling from 480i to computer VGA, SVGA, XGA and SXGA rates and to DTV/HDTV rates of 480p, 1080i, 720p, 960p and
                                      1080p. Aspect ratio control for
                                      letterbox, anamorphic and 4:3 video
                                      sources.

                          VS50 NTSC/PAL low noise video decoder and image processor for large screen standard resolution displays and video production.

Large Screen Multimedia   RP5800      HDTV rear screen multimedia projection
Display Systems                       system with built-in line doubler and
                                      video processor.

                          LS700       LCD-based front projection system with
                                      line doubler and video processor.

Broadcast                 DFD U       NTSC/PAL video decoder/frame synchronizer
                                      with 10-bit processing, time base
                                      correction, patented 2D adaptive comb
                                      filter produces artifact-free digital D1
                                      parallel and serial outputs.

                          A2D1F Low noise video decoder/frame synchronizer with video adjustments and D1 output.

                          DFT         Format translator products with modular
                                      design that allow custom configurations
                                      ranging from base functionality to full
                                      feature suite including upconverting a
                                      full range of NTSC signals through
                                      patented 2D decoding, analog component and serial digital inputs to ATSC 480p, 720p and 1080i DTV/HDTV video formats, full aspect ratio control, standard and high definition frame synchronization, digital color correction, digital noise reduction, advanced video enhancement, HD-SDI and analog outputs, and System Control
                                      Software.

ASICs                     FLI2000     Single chip broadcast quality NTSC/PAL
                                      adaptive comb filter video decoder with
                                      10-bit processing and time base correction
                                      produces separate and enhanced luminance
                                      and chrominance signals for high-end
                                      consumer or commercial product
                                      applications.

                          FLI9000     Eight chip set (including the FLI2000)
                                      incorporating Faroudja's basic
                                      decoding, line doubling and enhancement
                                      path to provide clearer, sharper video
                                      signals compatible with progressively
                                      scanned displays and large screen
                                      projection systems.


HOME THEATER AND COMMERCIAL PRESENTATION PRODUCTS

DVP2200. The DVP2200 was introduced in 1999 to replace the the VP251 line doubling video processors and VP301 line tripling video processors. These digital video processor/scalers produce cinema-like images for large screen high-resolution CRT, DLP, LCD and Plasma video projection and display systems. The processors accept input from sources formatted for conventional 525-line or 625-line TV standards, and perform scan rate conversion to the computer SVGA scan rate and to the DTV scan rate of 480p and aspect ratio conversion (to letterbox, anamorphic or 4:3) necessary to optimize the image produced by the projection system or display device being used. The processors are precision instruments employing three complex digital signal processes utilizing patented technology in the fields of decoding, scan conversion and detail enhancement. These products substantially reduce color blurring, rainbow patterns, dot crawl and visible scan lines, and deliver sharp image details.

DVP2220. In addition to having the capabilities of the DVP2200, the DVP2220 can optimize the display of PAL sources by scan rate scaling from 576i to 576p and doubling the refresh rate of PAL sources from 50Hz to 100Hz ("frame doubling"). This removes flicker and increases light output.

DVP3000. The DVP3000 was introduced in 1999 as the Company's premier line of digital video processor/scalers to replace the VP401 line quadruplers. In addition to having all the features and capabilities of the DVP2200, the DVP3000 can convert conventional 525-line or 625-line TV standards into additional scan rates: computer VGA, XGA and SXGA rates and HDTV rates of 1080i, 720p, 960p and 1080p. Greater flexibility and the higher level of performance allows the DVP3000 to be used with a broader variety of projection and display devices and to optimize the image produced by even the most high-performance projection and display systems.

VS50 CHROMA DECODER. The VS50 decodes NTSC and PAL signals into high quality, artifact-free components to greatly improve image quality for high quality standard scan rate displays and video production.

REAR PROJECTION MULTIMEDIA DISPLAY SYSTEM (RP5800). The Company's 58 inch wide, HDTV rear screen multimedia projection system incorporates the Company's line doubling video processing technology. This display system is designed for customers with space, remodeling or lighting constraints and provides HDTV quality images.

LS-TM- 700 LCD PROJECTOR. The LS700 is an LCD-based front projection system produced by In Focus Systems, Inc. ("In Focus-Registered Trademark-"), incorporating line doubling and video processing ASICs of the Company. This product combines the image quality for which the Company is recognized with the compact form factor, ease-of-use, reliability and low cost of ownership of an LCD projector.

Home theater and industrial product sales as a percentage of total revenues for fiscal 1999, 1998 and 1997 were 81%, 84% and 88%, respectively.

The Company co-brands certain of its standalone video processing products with Vidikron of America, Inc. ("Vidikron").

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

DIGITAL FORMAT TRANSLATOR. The Company's Digital Format Translator-TM- ("DFT") products, used in conjunction with existing NTSC production equipment at post-production, network or network affiliate studios, provide broadcasters with the ability to produce programming in various DTV and HDTV video formats. In addition to translating standard resolution video into higher resolution formats, certain of the DFT products enable broadcasters to transform standard source material (4:3 aspect ratio) into a wide screen (16:9 aspect ratio) format. The products provide user-friendly means for studio engineers to control a broad range of factors that ultimately contribute to superior image quality. The translators have a modular design and can be configured to suit particular customer's needs. Examples of configurations are the DFT3 and DFT3A described below.

DFT3 - DIGITAL FORMAT TRANSLATOR. The DFT3 base model translator uses patented Faroudja technologies to translate 525 line interlace serial digital component video into the customer's choice of either the ATSC 720 line progressive or 1080 line interlace HDTV video formats. The product includes the ability to choose from among multiple preset aspect ratios, standard and high definition frame synchronization, digital color correction and HD-SDI outputs.

DFT3A - DIGITAL FORMAT TRANSLATOR. The DFT3A is a fully featured DFT3. It contains all features of the DFT3 and Faroudja's patented adaptive comb filter decoding for upconverting the full range of NTSC signals (analog, composite and digital) into the full range of ATSC DTV and HDTV video formats: 480 line progressive, 720 line progressive and 1080 line interlace. Digital noise reduction and a variety of analog monitoring options are also added to round out the DFT3A and make it the most advanced and feature rich product in its class.

Broadcast product sales as a percentage of total revenues for fiscal 1999, 1998 and 1997 were 13%, 10% and 2%, respectively.

ASIC PRODUCTS AND LICENSING

The Company has designed and developed ASIC products incorporating the Company's technologies for the display and broadcast OEM markets including the FLI2000 chip and the FLI9000 chip set.

FLI2000. The FLI 2000 is a broadcast quality NTSC/PAL decoder ASIC, with time base correction and detail enhancement. It can be incorporated into consumer or commercial projection and display devices or into broadcast products.

FLI9000. The FLI9000 set of eight proprietary ASICs includes the FLI2000 and additional ASICs that provide deinterlacing and enhancement functionality. The chip set provides much of the functionality of the DVP2200. The FLI9000 chip set was incorporated by In Focus-Registered Trademark- into the LS700 projector and is being incorporated by Mitsubishi Electric Corporation into video processors primarily being sold in conjunction with Mitusbishi's high-end projection systems.

In July 1999, Faroudja entered into a license, joint development and equity purchase agreement with Sage, Inc. ("Sage"), a leading supplier of controller chips to the flat panel display industry. The agreement provided for the transfer of certain of Faroudja's video processing technologies to Sage and granted Sage rights to incorporate those technologies into Sage chips. The combination of Sage and Faroudja technologies will enable the development of complete, high quality, cost-effective ASIC solutions for flat panel and other digital display systems. In addition to receiving shares of Sage common stock for granting the license rights and transferring the technology, Faroudja is entitled to receive royalties on the sales of Sage chips incorporating Faroudja technology and was granted rights to purchase Sage chips incorporating Faroudja technology for resale. On February 18, 2000, Faroudja and Sage entered into a definitive agreement for Faroudja to be merged into a wholly owned subsidiary of Sage. The merger transaction, if consummated, is expected to accelerate the execution of both parties' ASIC development strategies. See "General."

ASIC sales represented 6% of total revenues for fiscal 1999 and were not significant in prior years.

RESEARCH AND DEVELOPMENT; NEW PRODUCTS

The Company has devoted, and expects to continue to devote, significant resources to its research and development efforts. In 1996, the Company established a VLSI design group to develop high performance video ASICs. As of December 31, 1999, the Company had a staff of 21 full-time research and development personnel. During 1999, 1998 and 1997 the Company's research and development expenses were approximately $4.2 million, $4.8 million and $4.2 million, respectively. The Company anticipates that its research and development expenses will increase in absolute dollars for the foreseeable future.

A number of products are in development with introductions planned during the next several years. For the home theater and commercial presentation markets, the Company introduced the DVP5000 digital video processor/scaler in early 2000 and plans to have the product in production by the end of the first quarter of 2000. In addition to features shared with the DVP3000, the DVP5000 upconverts 1080i

HDTV signals to 1080p, and unconverts 480p DTV signals to 960p. These video processor/scalers will optimize the performance of very large, high performance, projection systems and displays devices. For the broadcast market the Company is continuing to develop and cost-reduce its DFT products to respond to the needs of the emerging DTV/HDTV market. The Company is also developing additional ASICs that include enhanced capabilities, integrate more of the Company's video processing technologies and use denser chip geometries. The introduction of these new ASICs will enable the Company to make its technologies available on a more cost-effective basis for higher volume applications. In 2000 the Company expects to introduce a new ASIC that incorporates the Company's enhancement technology and a new ASIC that incorporates the Company's deinterlacing technology. The combination of these two ASICs and the FLI2000 will enable the Company to provide a three chip set with functionality exceeding that of its present FLI9000 eight chip set at lower cost.

Other planned research products include expanded development of line multipliers and compression pre-processors for broadcast products which include noise reduction to increase compressor efficiency.

The markets for the Company's products are characterized by evolving industry standards, rapid technological change, frequent new product introductions and short product life cycles. The Company's future success will depend, in large part, on its ability to continue to enhance its existing products, develop new products and features to meet changing customer requirements and evolving industry standards, and enter into royalty-bearing licenses. Sales of the Company's line multiplier products to the home theater and commercial presentation markets increased in 1999 due to the introduction of new products with superior performance and enhanced feature sets. The Company anticipates that sales of such products will experience limited growth, or decline, in future periods due to increased competition, pricing pressure and consumer confusion over HDTV. The Company believes that the confusion resulting from HDTV and related market weakness could continue until HDTV broadcast begins on a wide-scale basis. The Company does not expect a material portion of its revenues in 2000 to come from sales of recently introduced products or products which the Company is developing for introduction in 2000. The success of new products depends on a number of factors, including proper selection and timely introduction, successful and timely completion of product development, accurate estimation of demand, market acceptance of new products of the Company and its OEM customers, the Company's ability to offer new products at competitive prices, the availability of adequate staffing to produce and sell such new products, and competition from products introduced by competitors. Certain of these factors are outside the control of the Company. Sales of the Company's ASIC products, and future royalty revenues, depend in part upon the ability of the Company's OEM customers and licensees to successfully develop and market products incorporating the Company's products or technology. There can be no assurance that the Company's broadcast products will be widely accepted by the broadcast market. There can be no assurance as to the amount of royalties, if any, that the Company will receive in the future.

Incorporating the Company's products into its OEM customers' product designs often requires significant expenditures by the Company, which expenditures may precede volume sales of the Company's products, if any, by one year or more.

The introduction of new or enhanced products also requires the Company to manage the transition from older products in order to minimize disruption in customer ordering patterns, to avoid excessive levels of older product inventories and to ensure that adequate supplies of new products can be delivered to meet customer demand.

There can be no assurance that the Company will identify new product opportunities, will successfully develop and bring to market new products, will be chosen to supply ASIC products for incorporation into OEMs' products or will respond effectively to technological changes or product announcements by others, or that the Company's new products will achieve market acceptance. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and operating results. See "Factors Affecting Future Operating Results - DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND RISK OF TECHNOLOGICAL CHANGE."

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

DECODING TECHNOLOGY. The color section of the NTSC standard was originally designed with severe bandwidth restrictions. This causes colors in various video images to "blur" and "smear." These effects are aggravated by storage media, such as VHS tapes, that further degrade the chroma or color signal. The Faroudja decoder technology utilizes proprietary circuitry to recreate and correct color details. This is accomplished by making use of the sharper black and white transitions to develop a correction signal that is then used to sharpen the color transitions. As a result, colors are restored with sharp details and video images retain their original crispness. Digital adaptive comb filter circuitry eliminates decoding errors from imperfect separation of the luminance and chrominance signals and enables the reproduction of sharper, cleaner color images. The Company's decoder technology has two separate correction circuits that create color transitions that are clear, sharp and natural by eliminating the artifact known as "dot crawl", a rapid upward movement of colored dots on sharp vertical transitions, and hanging dots which lie underneath all the colored horizontal transitions. Dot crawl and hanging dots are readily apparent with large, highly saturated, stationary graphics such as titles and credits.

MOTION COMPENSATION TECHNOLOGY. The inherent scan and frame rate changes that are required to display the enhanced video image make motion compensation necessary in the reconstruction of the enhanced picture. TV images are transmitted in an interlaced fashion in which the picture is transmitted in two parts, the first being the odd lines of the picture, the second the even lines. This creates a time delay of 16 milliseconds between the odd and even lines of the image. If motion is present, artifacts can be generated in the conversion to a line multiplied image. Also, while TV images are displayed at approximately 60 frames per second, cinema film sources are displayed at 24 frames per second. To ensure an image noticeably free from artifacts, the motion of the video has to be taken into account and identification of the source material as video or film is necessary. The Company's motion and film detection technology is used in most of its video enhancement products.

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

DETAIL ENHANCEMENT TECHNOLOGY. The best video sources such as DVD (if properly recorded) provide good resolution while others such as digital satellite reception and laser discs often provide acceptable resolution. Common sources such as broadcast or VHS tapes are noticeably deficient. The problem is compounded when scan lines are multiplied and when other signal processing is applied. The resulting picture is free of artifacts (including visible scan lines) but dull, with loss of definition and a general blurriness. Through the use of non-linear processing the Company's proprietary technology increases the visibility of small image details, whether horizontal or vertical, without introducing ringing or noise artifacts and without modifying large edge response. This technique also expands the apparent bandwidth of large edge signals without introducing artifacts, such as ringing, in both the horizontal and vertical domains. The combination of these two techniques results in an image that gives a greater feeling of depth.

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

TIME BASE CORRECTION. Video sources that are transmitted from a broadcast studio or by a satellite or cable TV headend derive line and frame scan rates from stable, crystal-controlled sources which are timing accurate. Video produced by consumer video cassette recorders, camcorders and, to a lesser extent, video discs are subject to timing errors, because the playback relies on the mechanical rotation of the storage medium for timing accuracy. In the case of VCRs, line lengths may vary causing color decoding and video picture alignment problems. If a VCR source is to be transmitted in the industry standard digital D1 format, this line timing variability is not permissible. The Company's time base correction technology permits its decoders not only to separate the luminance and chrominance components of the video source but to re-lock the video to a crystal reference. This stabilizes the picture, particularly when video is overlaid on other video sources, and makes it compliant with digital studio transmission standards.

SCALING. As new video standards and display technologies emerge, the need to reformat the video picture by scaling in both the horizontal and vertical domains becomes more important. The Company's digital video processor/scalers and DFT products scale the picture by non-integer ratios to convert traditional video sources to the new DTV and HDTV formats. This capability is required for PC interface products, and LCD and DLP-TM- based products, all of which have finite numbers of pixels in their display format. When pixel based displays are used to display video, the video source should be scaled to convert the original number of lines to the number of lines in the display device to avoid the creation of video artifacts.

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

In December 1998, the Company entered into a manufacturing, sales and distribution agreement with In Focus, pursuant to which In Focus agreed to incorporate the Company's line doubling and video processing circuitry into an In Focus LCD projector to be known as the "LS-TM- 700." The agreement granted to the Company the exclusive right to sell the LS700 in the home theater market. The Company also agreed that until May 30, 1999 it would not allow any company other than In Focus to offer or sell any front-screen LCD-based home theater projection devices incorporating the Company's proprietary ASICs. Shipments of LS700s to the Company's home theater customers began in January 1999.

In July 1999, Faroudja entered into a license, joint development and equity purchase agreement with Sage, Inc. ("Sage"). The agreement provided for the transfer of certain of Faroudja's video processing technologies, including video decoding, enhancement and deinterlacing, to Sage for incorporation into Sage chips. Faroudja agreed not to transfer the technology to certain companies that make products similar to the products produced by Sage until after October 27, 2000. The Company received 375,000 shares of Sage common stock in exchange for, among other things, granting the license rights, transferring the technology and a $500,000 payment to Sage. To the extent that Sage incorporates Faroudja technologies in Sage products, Faroudja will receive royalties on the sales of those products. Faroudja was also granted rights to purchase Sage chips incorporating Faroudja technology for resale. Sage has not shipped any products that incorporate the Company's technology and there can be no assurance that Sage will develop products or pay any future royalties under the agreement. On February 18, 2000, Faroudja and Sage entered into a definitive agreement for Faroudja to be merged into a wholly owned subsidiary of Sage. The merger transaction, if consummated, is expected to accelerate the execution of both parties' ASIC development strategies.

The patented technologies which the Company uses to produce standalone products for home theater, commercial presentation and broadcast applications may also be used in other applications, such as digital television sets and digital set-top boxes, for improving the image quality displayed from standard definition video sources. With Sage's consent (see "General"), the Company may offer to license these technologies, such as decoding, line multiplication, detail enhancement, motion tracking, motion compensation, time base correction and scaling, to strategic partners such as semiconductor chip manufacturers, for wide scale deployment. There can be no assurance that the Company will identify additional strategic partners or enter into additional license agreements for the uses described or any other uses, that Sage will consent to any such agreements or that any such relationships or agreements will result in substantial revenues to the Company. See "Factors Affecting Future Operating Results - DEPENDENCE ON STRATEGIC RELATIONSHIPS."

SALES AND MARKETING

Faroudja markets its products for the home theater and commercial presentation markets through a network of home theater, industrial and commercial dealers, representatives, as well as OEM customers. As of December 31, 1999, the Company maintained a sales force of seven persons at its headquarters in Sunnyvale, California, and four employees in regional offices. The Company's marketing programs include trade shows, training seminars, public relations and advertising. The Company also uses its web site (www.faroudja.com) for marketing, and intends to place greater emphasis on Internet marketing in the future. Revenues from S3 and Vidikron accounted for 10.6% and 11.1%, respectively, of total revenues in 1997. Revenues from Vidikron accounted for 10% of total revenues in 1998. No customer accounted for 10% or more of total revenues in 1999.

The Company currently distributes its home theater products through approximately 350 home theater dealers throughout the United States. This distribution channel is managed by a Company national sales manager, two regional managers, one field training manager, independent sales representatives and a customer service department.

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

For the broadcast market, the Company relies primarily on direct sales and marketing. The Company has two employees who sell directly to the broadcast market and a technical support engineer. In 1999 the Company entered into reseller arrangements with Thomcast Communications Inc.'s Comark Division, Harris Corporation's Broadcast Division, Communications Engineering, Inc. and Philips Digital Video Systems Company, systems integrators of broadcast equipment, to support growth in this area.

The Company has OEM and/or co-branding relationships with Vidikron, In Focus and Mitsubishi Electric Corporation. There can be no assurance that the Company will continue to receive any revenues from continuing relationships or that it will be successful in developing additional OEM relationships.

Export sales represented approximately 15.4%, 18.6% and 13.1% of the Company's total revenues in 1999, 1998 and1997, respectively. Export sales decreased in 1999 in absolute dollars and as a percentage of total revenues from the prior year, primarily due to declining economic conditions in Asia. The Company has a non-exclusive worldwide distribution arrangement with Vidikron pursuant to which Vidikron distributes the Company's digital video processor/scalers. In addition, the Company has distributors or dealers in over 35 countries worldwide. Export sales to international customers entail a number of risks, including unexpected changes in, or impositions of, legislative or regulatory requirements, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, longer payment cycles, greater difficulty in accounts receivable collection, potential adverse taxes, currency exchange fluctuations, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. See "Factors Affecting Future Operating Results - RISKS ASSOCIATED WITH EXPORT SALES AND OPERATIONS."

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

MANUFACTURING

VIDEO PROCESSOR/SCALERS AND BROADCAST PRODUCTS. The Company's manufacturing operations are located in Sunnyvale, California and consist mainly of materials procurement, final assembly, testing, quality assurance and shipping of products. The only product assembly performed by the Company is final assembly, which consists of building chassis and installing circuit boards and wires and cables. The Company performs testing and quality assurance of all products, except for projection systems, at its Sunnyvale facilities and plans to expand its in-house automated testing efforts as its product volume increases.

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

The Company's RP5800 Rear Projection System utilizes a projector chassis purchased from Barco, Inc. The RP5800 is manufactured for the Company on a contract basis by Visual Structures, Inc. Visual Structures integrates, assembles and tests the various components of the system, including the Company's video processors.

The LS700 projector was manufactured by In Focus incorporating ASICs provided by the Company. The projector is co-branded with the names of both In Focus and the Company.

Disruption in service by any of the Company's subcontractors or the Company's suppliers could lead to supply constraints or delays in the delivery of the Company's products. Such supply constraints or delays could have a material adverse effect on the Company's business, operating results and financial condition.

WAFER FABRICATION. The Company contracts all of its wafer fabrication, assembly and testing to independent foundries and contractors, which enables the Company to focus on its design strengths, minimize fixed costs and capital expenditures and gain access to advanced manufacturing facilities. As the Company continues to develop ASIC products, it will continue to outsource its wafer production. The Company's engineers work closely with the Company's foundries and subcontractors to increase yields, lower manufacturing costs and assure quality. The Company's primary foundry is ST Microelectronics, Inc. ("ST"). Most of the Company's devices are currently fabricated using complementary metal oxide semiconductor ("CMOS") process technology with 0.5 and 0.8 micron feature sizes. New devices are being designed in 0.25 micron and 0.35 micron sizes. The Company currently purchases products from all of its foundries under individually negotiated purchase orders. The Company does not have long-term supply contracts with any of its wafer fabrication foundries and, therefore, none are obligated to supply products to the Company for any specific period, in any specific quantity or at any specified price, except as may be provided in a particular purchase order. The Company's reliance on independent foundries and assembly and testing houses involves a number of risks.

See "Factors Affecting Future Operating Results - RELIANCE ON INDEPENDENT FOUNDRIES AND MANUFACTURING."

COMPETITION

The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price competition. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products or technologies which may be less costly or provide higher performance or more desirable features than the Company's products. For example, during the year ended December 31, 1999, the low end of the Company's video processor/scaler family faced heavy competition from other line processor manufacturers and from certain projector manufacturers that included built-in line multipliers in their projectors. These trends are expected to continue. The Company's existing and potential competitors include several large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company. In the market for video processors, the Company's principal competitors are CinemaPro Corporation dba Runco International ("Runco"), Communications Specialties, Inc., DWIN Electronics, Inc. ("DWIN"), Extron Electronics ("Extron"), Miranda Techologies Inc. ("Miranda"), NEC Technologies, Inc., RGB Spectrum, Snell & Wilcox, Inc. ("Snell & Wilcox"), Sony Corporation ("Sony") and Yamashita Engineering Manufacturing, Inc. ("YEM"). DVDO, Inc. ("DVDO") and Genesis Microchip Inc. ("Genesis"), have recently emerged as competitors with chip solutions. In the market for broadcast products, the Company's principal competitors are Leitch Incorporated ("Leitch"), Miranda, Panasonic Broadcast & Television Systems Company ("Panasonic"), Snell & Wilcox and TeraNex. As the Company's products penetrate broader markets and as these markets become commercial markets, the Company expects to face competition from diversified electronic and semiconductor companies.

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

The Company has licensed and, subject to obtaining Sage's consent (see "General"), intends to continue to license its technologies and intellectual property. The Company also offers for sale ASIC products, developed by or for the Company, which implement certain of the Company's technologies. The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products that compete with the Company's technologies and products. At present, the Company believes that S3, Sage and GI are licensees which could compete with certain of the Company's technologies and products. While the Company may sell ASIC products and receive royalties from such licensees, there can be no assurance that the technologies and products offered by such licensees and OEM customers will not compete directly with those of the Company, have performance, cost or other advantages over those of the Company or have an adverse impact on the sales or other licensing activities of the Company.

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

The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video image enhancement technology depends on a number of factors, including protection of its proprietary technology and information, the price, quality, form factor and performance of the Company's and its competitors' products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors. See "Factors Affecting Future Operating Results - COMPETITION."

PROPRIETARY RIGHTS AND LICENSES

The Company's future success depends, in part, on its ability to protect its proprietary technology and information. Although the Company relies on a combination of patents, copyrights, trademarks, trade secrets and licensing arrangements with third parties to protect certain of its intellectual property, the Company believes that factors such as the technological and creative skills of its personnel and the success of its ongoing product development efforts are more important in maintaining its competitive position. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to its proprietary information. The Company holds or is the exclusive licensee of 44 U.S. and 16 foreign patents, and 5 U.S. and 25 foreign patent applications. The Company depends on these patents for the enhancement of its current products and the development of future products. Most of these patents and patent applications are owned by Yves Faroudja, the Company's founder and Chief Technical Officer. Mr. Faroudja has granted the Company an exclusive perpetual, royalty-free, license to use patented and unpatented technologies developed by him prior to January 20, 1997. As the Company is a licensee of such patents and applications, it is subject to risks not generally faced by other companies that own the intellectual property upon which their businesses rely. There can be no assurance that patents will issue from any pending applications or that any claims allowed from pending applications will be of sufficient scope or strength, or be issued in all countries necessary to provide meaningful protection or any commercial advantage to the Company. Also, competitors of the Company may be able to design around the licensed patents. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's products or intellectual property rights to the same extent as the laws of the United States, and thus, may increase the likelihood of piracy of the Company's technology and products. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are equivalent or superior to the Company's technology.

The video image enhancement and related industries are characterized by vigorous protection and pursuit of intellectual property rights or positions, which have resulted in significant and often protracted and expensive litigation. The Company may from time to time be subject to proceedings alleging infringement by the Company of intellectual property rights owned by third parties. If necessary or desirable, the Company may seek licenses under such intellectual property rights. However, there can be no assurance that such licenses will be offered or that the terms of any offered license will be acceptable to the Company. The failure to obtain such a license from a third party for technology used by the Company could cause the Company to incur substantial liabilities and to suspend or cease the manufacture of products requiring such technology. See "Factors Affecting Future Operating Results - LIMITED PROTECTION OF INTELLECTUAL PROPERTY RIGHTS; RISK OF THIRD PARTY INFRINGEMENT."

The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. For example, in January 1997 and May 1997, the Company filed actions against DWIN and Snell & Wilcox, respectively, seeking relief and damages for the infringement of certain patents.

EMPLOYEES

As of December 31, 1999, the Company had 52 full-time employees, including 21 full-time employees primarily involved in research and development activities, 11 in marketing and sales, 7 in finance and administration and 13 in manufacturing and quality assurance. Most employees are based at the Company's headquarters in Sunnyvale, California. The Company's employees are not represented by any collective bargaining unit and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company intends to expand its employee base in 2000, primarily in research and development, and believes that its future success will depend largely on its ability to attract and retain highly-skilled engineering personnel. Competition for such personnel is intense. The Company's future success will depend to a significant extent upon the continued services of members of senior management and other key employees of the Company. The loss of the service of any of these individuals could have a material adverse effect on the Company. See "Item 2. Legal Proceedings."

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

Customers generally do not order the Company's products in advance of their needs. As a result, the Company does not have meaningful backlog. Even though backlogs are small and future sales are difficult to forecast, the Company must undertake development projects, initiate sales and marketing activities, stock inventory, plan production, order components and make other commitments months in advance of receiving orders for its products. A shortfall in revenues in a given quarter may adversely impact the Company's operating results due to its inability to make a corresponding adjustment to expenses during that quarter.

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

RISKS ASSOCIATED WITH NEW MARKETS AND APPLICATIONS; MARKET ACCEPTANCE. A substantial portion of the Company's revenues in 1999 were derived from sales of products that address the home theater and commercial presentation markets. Certain of the Company's current products and future product plans address markets that are not now and may never become substantial commercial markets. The Company's future growth will depend, in large part, on the Company's ability to identify new markets for its products and to apply its video enhancement technology to evolving markets and applications. There can be no assurance that these markets will become substantial commercial markets or that the Company's products will achieve market acceptance in those markets. The Company also intends to exploit new digital display technologies and what it believes will be the convergence of the TV and PC markets. There can be no assurance that these new display technologies will be successful or that the TV and PC markets will converge, that these new market will present substantial commercial opportunities, or that the Company's products will adequately address these markets in a timely manner. The Company has experienced, and expects to continue to experience, technological and pricing constraints that may interfere with its development of products that address emerging markets. For example, price has been an issue for certain OEMs that considered incorporating the Company's current ASICs into their products. In addition, certain prospective development partners have deferred or abandoned joint development plans for reasons including market uncertainties regarding which technologies should be bundled on highly integrated chips. There can be no assurance that the Company or its OEM customers will continue their existing product development efforts, or, if continued, that such efforts will be successful, that markets will develop in a timely manner, if at all, for any of the Company's or such customers' products, or that the Company's and its customers' products will not be superseded by other technologies or products.

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

The FCC has required broadcasters to begin broadcasting DTV signals in May 1999, targeting the eventual phase out of the current analog signals by the year 2006. There is considerable uncertainty among broadcasters and providers of broadcast, reception and display equipment as to how DTV will be implemented, as to how broadly and rapidly DTV will be deployed, and as to when, if ever, analog TV will be discontinued. There can be no assurance that the market for the Company's home theater and commercial presentation or broadcast products will continue following the introduction of DTV or if competing standards or technologies will emerge that are preferred by manufacturers and consumers. In addition, there can be no assurance that DTV and related products will gain market acceptance or that content providers will develop and market content for end-user systems using a digital format or a format compatible with the Company's products. There can be no assurance that such factors, all of which are beyond the Company's control, will not adversely affect the development of markets for the Company's products.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT AND RISK OF TECHNOLOGICAL CHANGE. The markets for the Company's products are characterized by evolving industry standards, rapid technological change, frequent new product introductions and short product life cycles. The Company's future success will depend, in large part, on its ability to continue to enhance its existing products, to develop new products and features to meet changing customer requirements and evolving industry standards, and on its ability to identify and enter into royalty-generating license agreements with prospective licensees. The Company anticipates that sales from its line multiplier product lines will experience limited growth or decline in future periods due to increased competition, pricing pressure and consumer confusion over HDTV. The confusion associated with HDTV broadcast is expected to continue until HDTV broadcast begins on a wide-scale basis. The Company believes that the introduction of new products in 1999 and 2000, and increased emphasis on ASICs, will improve its competitive position. The success of new products depends on a number of factors, including proper selection and timely introduction, successful and timely completion of product development, accurate estimation of demand, market acceptance of new products of the Company and its OEM customers, the Company's ability to offer new products at competitive prices, the availability of adequate staffing to produce and sell new products, and competition from products introduced by competitors. Certain of these factors are outside the control of the Company. Sales of the Company's ASIC products and future licensing revenues depend in part upon the ability of the Company's OEM customers and licensees to successfully develop and market products incorporating the Company's products or technology. There can be no assurance that the Company's broadcast products will be widely accepted by the broadcast market. There can be no assurance as to the amount of royalties, if any, that the Company will receive in the future.

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

There can be no assurance that the Company will identify new product opportunities, will successfully develop and bring to market new products, will be chosen to supply ASIC products for incorporation into OEMs' products or will respond effectively to technological changes or product announcements by others, or that the Company's new products will achieve market acceptance. A failure in any of these areas would have a material adverse effect on the Company's business, financial condition and operating results.

COMPETITION. The markets in which the Company competes are intensely competitive and are characterized by rapid technological change, rapid product obsolescence and price competition. The Company expects competition to increase in the future from existing competitors and from other companies that may enter the Company's existing or future markets with products or technologies which may be less costly or provide higher performance or more desirable features than the Company's products. During 1999 competition in the home theater and commercial presentation markets increased at the low end from manufacturers of less expensive line multipliers, from projector manufacturers building line multipliers into their projectors and from companies offering relatively inexpensive chips performing functions analogous to functions performed by the Company's products. The Company's existing and potential competitors include several large domestic and international companies that have substantially greater financial, manufacturing, technical, marketing, distribution and other resources than the Company. In the market for video processors, the Company's principal competitors are Communications Specialties, DWIN, Extron, Miranda, NEC, RGB Spectrum, Runco, Snell & Wilcox, Sony and YEM. DVDO and Genesis are competitors with chip solutions. In the market for broadcast products, the Company's principal competitors are Leitch, Miranda, Panasonic, Snell & Wilcox, and TeraNex. As the Company's products penetrate broader markets and as these markets become commercial markets, the Company expects to face competition from diversified electronic and semiconductor companies.

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

The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products that compete with the Company's technologies and products. At present, the Company believes that S3, Sage and GI are licensees which could compete with certain of the Company's technologies and products.

Certain of the Company's principal competitors maintain their own manufacturing facilities, including semiconductor foundries, and may therefore benefit from certain capacity, cost and technical advantages. Since the Company does not operate its own semiconductor manufacturing, assembly or testing facilities, it may not be able to reduce its costs as rapidly as companies that operate their own facilities. The Company's failure or inability to introduce cost-reduced versions of its products in a timely manner, or to successfully manage its manufacturing, assembly and testing relationships, would have a material adverse effect on its business, operating results and financial condition.

The Company believes that its ability to compete successfully in the rapidly evolving markets for high performance video processing technology depends on a number of factors, including protection of its intellectual property, the price, quality and performance of the Company's and its competitors products, the timing and success of new product introductions by the Company, its customers and its competitors, the emergence of new industry standards, the Company's ability to obtain and locate adequate foundry capacity, the number and nature of the Company's competitors in a given market and general market and economic conditions. There can be no assurance that the Company will compete successfully in the future with respect to these or any other competitive factors.

DEPENDENCE ON STRATEGIC RELATIONSHIPS. The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on companies like Vidikron to sell, and Mitsubishi to manufacture, products that incorporate the Company's technology, and a failure by these companies to do so will adversely affect the Company's total revenues in the future. There can be no assurance that the Company will identify new strategic partners or enter into additional strategic relationships or that any of the Company's strategic relationships will result in the introduction of new products incorporating the Company's technology or will result in substantial revenues for the Company. In the event that the Company's strategic relationships fail to result in substantial revenues to the Company, the Company's business, financial condition and operating results will be materially adversely affected.

The Company has licensed and, subject to obtaining Sage's consent (see "General"), intends to continue to license its technologies and intellectual property. The Company also offers for sale ASIC products that implement certain of the Company's technologies. The Company's licensees and OEM customers may be larger and have greater market recognition and financial, technological, engineering, manufacturing and distribution capabilities than the Company. In addition, such licensees and OEM customers may use such technologies and subsystems either alone or in combination with other technologies to develop products that compete with the Company's technologies and products. While the Company may sell ASIC products to and receive royalties from such licensees, there can be no assurance that the technologies and products offered by such licensees and OEM customers will not compete directly with those of the Company, have performance, cost or other advantages over those of the Company, or have an adverse impact on the sales or other licensing activities of the Company.

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

An integral element of the Company's strategy is to enhance and diversify its distribution channels. The Company's ability to achieve revenue growth in the future will depend in large part on its success in recruiting and training sufficient sales personnel, distributors and resellers. Certain of the Company's existing distributors currently distribute, or may in the future distribute, the product lines of the Company's competitors. There can be no assurance that the Company will be able to attract, train and retain a sufficient number of distributors or direct sales personnel, or that such distributors will continue to recommend, or devote sufficient resources to market and provide customer support for the Company's products. All of these factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

While the Company has not experienced any material disruptions in supply to date, there can be no assurance that manufacturing problems will not occur in the future. In the event that any of the Company's foundries are unable or unwilling to produce sufficient supplies of the Company's products in required volumes at acceptable costs, the Company will be required to reallocate production among its other existing foundries or identify and qualify acceptable alternatives. This qualification process could take six months or longer, and no assurance can be given that any additional source would become available to the Company or would be in a position to satisfy the Company's production requirements on a timely basis. The loss of any of the Company's foundries, the inability of the Company to obtain additional production in a period of increased demand, or the Company's inability to obtain timely and adequate deliveries from its suppliers could reduce or delay shipments of the Company's products. Any of these developments could damage relationships with the Company's current and prospective customers and could have a material adverse effect on the Company's business, financial condition and operating results.

The Company subcontracts all or part of the manufacturing of its broadcast, home theater and commercial presentation and ASIC products pursuant to individually negotiated purchase orders. The Company does not have any long-term agreements with its subcontractors and contract manufacturers. The Company's reliance on third-party manufacturers limits its control over delivery schedules, quality assurance and product cost. Disruptions in the provision of services by the Company's assemblers or other circumstances that would require the Company to seek alternative sources of assembly could lead to supply constraints or delays in the delivery of the Company's products. In addition, the need for high quality assurance by the Company may increase costs paid by the Company to third parties for manufacturing and assembly of the Company's products. These constraints or delays could damage relationships with current and prospective customers and could have a material adverse effect on the Company's business, financial condition and operating results.

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

The Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights, like the suits it filed against DWIN and Snell & Wilcox, or to establish the validity of the Company's proprietary rights. Litigation by or against the Company could result in significant expense to the Company and could divert the efforts of the Company's technical and management personnel, whether or not such litigation results in a determination favorable to the Company. Such diversion could have a material adverse effect on the Company's business, financial condition and operating results. In addition, litigation initiated by the Company could result in the assertion of counterclaims against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, attorney fees, costs and expenses. The Company could also be ordered to cease infringing a third party's intellectual property rights (including, marketing, using, selling and importing infringing products, and employing infringing methods or processes). An adverse determination could also result in the Company expending significant resources to develop non-infringing technology or to obtain licenses to the technology allegedly infringed. There can be no assurance that the Company would be successful in such development or that any such license would be available on reasonable terms, if at all. In the event that any third party makes a successful intellectual property claim against the Company or its customers, the Company's business, financial condition and operating results could be materially adversely affected.

DEPENDENCE ON SENIOR MANAGEMENT AND OTHER KEY EMPLOYEES. The Company's future success will depend to a significant extent upon the continued service of members of senior management and other key employees of the Company. The loss of the service of any of these individuals could have a material adverse effect on the Company.

Yves Faroudja, the Company's founder, is co-chairman of the Company's Board of Directors, Chairman of the Executive Committee of the Board and serves as the Company's Chief Technical Officer. Mr. Faroudja terminated the agreement with the Company pursuant to which he rendered advisory services on June 30, 1999. The Company does not know how much time, if any, Mr. Faroudja will devote to the Company's affairs in the future.

The Company does not maintain key man life insurance on any of its employees. The Company believes that its future success will depend to a significant extent upon its ability to attract, train and retain highly skilled technical, management, sales, marketing and consulting personnel. During 1998 and 1999 a number of VLSI engineers left the Company. Some of those engineers have been replaced and the Company has retained certain of the engineers as consultants on an interim basis to complete projects in progress. The Company has ongoing recruiting efforts, but there can be no assurance that the Company will be successful in attracting or retaining qualified replacements for these VLSI engineers or other personnel that may leave the Company. The failure to attract or retain such replacements could have a material adverse effect on the Company's business, financial condition and operating results.

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

DEPENDENCE ON ROYALTY REVENUES. Royalty revenues have contributed to the Company's growth historically and are expected to represent a significant portion of the Company's revenues in 2000. There can be no assurance as to the amount of additional royalties, if any, that the Company will receive in the future under its license agreement with S3 or Sage. S3 has not made any payments necessary to maintain its exclusive license rights with respect to any periods after March 31, 1998 and Sage has not yet produced any products incorporating the Company's technology. Revenues from S3 accounted for 10.6% of the Company's total revenues for the year ended December 31, 1997 and 6.1% of total revenues for the year ended December 31, 1998.

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

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is the name, age and office held with the Company of each of the executive officers of the Company as of March 30, 1999 and such executive officers' other business experience during the past five years. Except as otherwise indicated, each such executive officer was elected at the meeting of the Board of Directors held after the annual meeting of stockholders held on June 10, 1999. The term of office for each executive officer extends until the next meeting of the Board of Directors for the election of officers and until their respective successors are duly elected.

GLENN W. MARSCHEL, JR. (age 53) has served as President, Chief Executive Officer and Co-Chairman of the Board of Directors since joining the Company in October 1998. He has served as Chairman of the Board of Directors of Additech, Inc., a petrochemicals marketing company, since October 1997. From December 1995 to August 1997 Mr. Marschel was President and Chief Executive Officer of Paging Network, Inc., a telecommunications company, and from April 1995 to November 1995 he served as Vice Chairman of First Financial Management Company, a company in the credit card transaction processing business. Prior thereto, from January 1972 to December 1994, Mr. Marschel held positions of increasing responsibility at Automatic Data Processing, Inc., an information systems company, last serving as President of ADP's Employer Services Group. Mr. Marschel is also a director of Sabre Group Holdings, Inc. and Travelocity.com.

YVES C. FAROUDJA (age 66) is co-founder of the Company and has served as a director of the Company since its inception in 1971. Mr. Faroudja served as the Company's President from 1971 to July 1996 and has been the Company's Chief Technical Officer since July 1996. Mr. Faroudja has served as Co-Chairman of the Board of Directors since October 1998 and is Chairman of the Board's Executive Committee.

DONALD S. BUTLER (age 54) joined the Company in May 1996 as Vice President and General Manager of the VLSI Division. In October 1996, as Vice President-Engineering, he assumed responsibility for all engineering functions, and in July 1998 he was promoted to the position of Senior Vice President -Engineering. Prior to joining the Company, from 1989 to May 1996, Mr. Butler was Vice President of Engineering at the Integrated Systems Center of General Instrument Corporation, a manufacturer of cable and satellite TV equipment. From 1974 to 1989, he held several engineering and engineering management positions within GI's Microelectronics Division.

NIKHIL BALRAM, PH.D. (age 37) joined the Company in January 1999 as Vice President-Advanced Technology. From July 1997 to January 1999, Dr. Balram was Director of Systems Architecture and Manager of the Video Group at S3 Incorporated, a manufacturer of multimedia integrated circuits. From January 1995 to July 1997, Dr. Balram held various research and development positions at Kaiser Electronics, a manufacturer of military avionics display systems, last serving as Staff Scientist. From June 1994 to January 1995, Dr. Balram did marketing and engineering at the multimedia business unit of Rexon/Tecmar, Inc., a data storage company. From March 1992 to June 1994, Dr. Balram was a staff engineer with the Video/Graphics VLSI Development group of IBM Corporation, a computer company.

ITA GEVA (age 46) joined the Company in 1989 as Accounting Manager, was promoted to Controller in 1996, and became the Company's interim Chief Financial Officer in September 1999.

THOMAS A. HARVEY (age 51) joined the Company in June 1997 as Vice President-Sales and Marketing. From September 1990 to May 1997, Mr. Harvey was Senior Vice President of the Western Zone Sales Consumer Products Group of Sony Electronics, Inc. ("Sony Electronics"), a leading electronics supplier. From June 1989 to August 1990, Mr. Harvey was the President of the Consumer Sales Company division of Sony Electronics. From August 1987 to May 1989, he was the President of the Consumer Audio Products group of Sony Electronics.

KENNETH S. BOSCHWITZ (age 46) joined the Company in June 1997 as Vice President-Business Development and General Counsel. In June 1998, he became Secretary of the Company. From May 1984 to September 1996, Mr. Boschwitz held various legal and management positions with General Instrument Corporation, a manufacturer of cable and satellite TV equipment, including Vice President and General Counsel of GI's Communications Division.

ITEM 2.  PROPERTIES

The Company occupies approximately 20,000 square feet of space in Sunnyvale, California pursuant to a lease that extends until September 30, 2003. In 1997, the Company leased an additional 10,000 square feet of space in Sunnyvale, California for a term that extends until September 2003, and leased a 2,000 square foot facility in Phoenix, Arizona for a research and development facility. The Company determined that leased space exceeded its needs and terminated the Phoenix lease on October 31, 1998 and subleased the additional 10,000 square feet in Sunnyvale in April 1999 for the balance of that lease term. The aggregate annual gross rent for the Company's facilities (less rent received from a sublessee) was approximately $465,000 in 1998, approximately $392,000 in 1999, and will be approximately $252,000 in 2000.

ITEM 3.  LEGAL PROCEEDINGS

In January 1997 the Company filed an action against DWIN seeking injunctive relief and unspecified monetary damages for the infringement of US Patent Number 4,876,596 (the "596 Patent"). The action was filed in the United States District Court, Northern District of California, San Jose Division. The case against DWIN is Civil Action No. C-97 20010 SW (PVT). The 596 Patent was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN raised defenses and counterclaims that the 596 Patent is invalid and not infringed. They also sought to recover attorneys' fees and costs.

In the DWIN action the Company amended its complaint to add claims of infringement of U.S. Patent Number 4,998,287 (the "287 Patent") on August 17, 1998. The 287 patent, which was issued on March 5, 1991, is owned by General Instrument and licensed to the Company. On February 24, 1999, the court in the DWIN action granted DWIN's motion for summary judgment as to the 596 Patent on the basis of non-infringement. On March 13, 2000 the parties entered into an agreement settling the action, subject to the Court granting Faroudja's unopposed motion to vacate the Court's summary judgment order as to the 596 Patent. The Court has not yet ruled on Faroudja's motion and there can be no assurance that the motion will be granted. If the motion is not granted, the case, which is in the discovery stage, will continue.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK

The Company's Common Stock (Nasdaq symbol "FDJA") is publicly traded on the Nasdaq Stock Market. The follow table presents, for the last two fiscal years, the intraday high and low sale prices for the Common Stock as reported by the Nasdaq Stock Market.



Fiscal 1998                                             High           Low
---------------------------------------------------------------------------------
First Quarter                                           $11.13           $6.44
Second Quarter                                          $12.38           $8.50
Third Quarter                                            $8.63           $3.69
Fourth Quarter                                           $4.31           $2.31


Fiscal 1999                                           High           Low
---------------------------------------------------------------------------------

First Quarter                                            $4.31           $2.13
Second Quarter                                           $3.63           $2.63
Third Quarter                                            $4.25           $2.75
Fourth Quarter                                           $6.44           $2.75



As of March 1, 2000, there were approximately 300 holders of record of the Company's Common Stock, which the Company believes represent more than 3,000 beneficial holders. The Company has not paid cash dividends on its Common Stock and presently intends to retain any earnings for investment in its business.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA


                                                                               Year Ended December 31
-------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                      1999        1998       1997        1996        1995
                                                           --------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total revenues                                               $13,476    $12,270      $17,006    $13,126        $11,954
Net (loss) income                                             (2,099)    (3,469)       1,251       N/A            N/A
Pro forma net (loss) income (1)                                  N/A        N/A          N/A      1,319 (1)      3,070 (1)
Net (loss) income per share (diluted)                         ($0.17)    ($0.29)       $0.13       N/A             N/A
Pro forma net (loss) income per share (diluted)(1)               N/A        N/A          N/A      $0.16 (1)      $0.43 (1)
Shares used in diluted per share computation                  12,272     12,146        9,925      8,191          7,176

-------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and available-for-sale
    investments                                              $19,916     $20,419     $23,549     $3,083        $2,759
Working capital                                               20,526      24,487      26,987      5,861         4,744
Total assets                                                  34,567      28,721      33,489      9,604         6,734
Total long-term debt                                             -          -           -          -            -
Total stockholders'
equity                                                        29,083      26,498      29,348      7,245         5,515

-------------------------------------------------------------------------------------------------------------------------
QUARTERLY DATA:
                                               1999                                           1998
                          -----------------------------------------------------------------------------------------------
                              4th        3rd         2nd         1st        4th         3rd        2nd          1st
                          -----------------------------------------------------------------------------------------------
Total revenues                $3,876     $3,856     $3,309     $2,435     $2,554     $3,005     $3,353       $3358
Gross profit                   2,164      2,382      1,770        850      1,215      1,362      1,940       2,254
Net (loss) income                 77         23       (721)    $1,478)      (903)    (1,821)      (754)          8
Net (loss) income per share
   (diluted)                   $0.01     ($0.00)    ($0.06)    ($0.12)    ($0.08)     ($0.15)    ($0.06)    ($0.00)


(1) Reflects the pro forma effect of the Company being treated as a C Corporation rather than an S Corporation for federal and state income tax purposes from January 1, 1994.

(2) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the basis used to calculate net (loss) income per share.

------------------------------------------------------------------------------

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

OVERVIEW

Faroudja, Inc. (the "Company") began operations in 1971 through two related companies, Faroudja Laboratories, Inc. ("FLI") and later Faroudja Research Enterprises, Inc. ("FRE"). The Company was incorporated in December 1996 under the laws of the state of Delaware to succeed to the business of FLI and FRE. From inception to 1988 the Company specialized in the development, manufacturing and sale of products to the broadcast industry. In 1988 the Company introduced its initial product for the home theater and commercial presentation markets - a video processor referred to as a "line multiplier."

In 1999, 1998, and 1997, sales of home theater and commercial presentation markets comprised approximately 81%, 84% and 88%, respectively, of the Company's total revenues. The decrease in home theater and commercial presentation market sales as a percentage of total Company sales in 1999 over 1998, and 1998 over 1997, reflects the change in sales mix due to increased sales of ASIC chips in 1999 and growth in broadcast sales in 1999 and 1998 resulting from the Company's re-entry into the broadcast market in the second half of 1998 with the introduction of the Digital Format Translator(TM) ("DFT"), an upconverter that supports television broadcasters' transition from analog to digital television.

The Company's revenues increased in 1999 over 1998 as a result of increased sales in all areas: line multiplier products, broadcast products and ASIC products, partially offset by the absence of licensing revenue. Revenues in 1998 were lower than revenues in 1997 primarily due to a decline in sales of line multiplier products.

Increased revenues, the introduction of new, higher margin products and lower expenses resulted in a lower net loss for 1999 as compared to 1998. The Company's net loss in 1998, following a profitable 1997, was primarily due to a substantial drop in line multiplier product sales and higher operating expenses.

To maintain favorable margin levels on product sales, the Company must introduce new products, introduce enhanced versions of existing products, and continue cost reduction efforts. Significant efforts in these areas in 1998 and in the first half of 1999 resulted in the introduction of DFTs in 1998 and a completely new line of line multipliers in 1999, with corresponding improvements in product revenues and margins.

In 1999 the Company reduced expenses throughout the organization, with modest decreases in research and development and sales and marketing expenses and a more significant decrease in general and administrative expenses. In 1998 the Company dedicated increased research and development resources to the development of the DFT and ASIC products. Sales and marketing expenses also increased slightly in 1998 due to efforts to launch the DFT and reenter the broadcast market. General and administrative expenses increased significantly in 1998 over 1997 due to a variety of factors such as litigation expenses, one time charges for management changes and expenses associated with being a public company. In 2000 the Company expects to increase research and development expenses in an effort to introduce new ASIC products. Sales and marketing and general and administrative expenses are expected to remain at comparable levels.

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

In July 1999, the Company entered into a license, joint development and equity purchase agreement with Sage, Inc. ("Sage") pursuant to which the Company received, among other things, Sage common stock and the right to receive royalties on the sale of Sage chips incorporating the technology licensed from Faroudja. Recognition of revenues associated with the license of the Company's technology was deferred until the completion of the Company's delivery and performance obligations under the agreement. The Company does not expect any royalty-bearing Sage chips to be shipped until the second half of 2000 and there can be no assurance that Sage will develop any royalty-bearing products or pay any royalties under the license agreement. Royalty revenues have contributed to the Company's growth historically and are expected to represent a significant portion of the Company's revenues in 2000. There can be no assurance that the Company will receive additional royalties, if any, from S3 or Sage under the Company's existing license agreements, or that the Company will enter into any future license agreements that result in the payment of royalties.

In February 2000, the Company signed a definitive agreement with Sage for a stock-for-stock merger, following which the Company would become a wholly owned subsidiary of Sage. Each share of Faroudja common stock will be converted into
0.285 shares of Sage common stock and Sage will assume all outstanding warrants and options. The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in the quarter ending June 30, 2000, subject to approval by each company's shareholders. The merger is expected to be accounted for as a purchase transaction by Sage.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of operations expressed as a percentage of total revenues for the periods indicated.


                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                              1999           1998            1997
                                                       -------------------------------------------

Revenues:

  Product sales                                               100%          93.9%           91.2%
  License and royalty revenues                                   -            6.1             8.8
                                                       -------------------------------------------
      Total revenues                                         100.0          100.0           100.0

Cost of sales                                                 46.8           44.8            30.9
                                                       -------------------------------------------
Gross margin                                                  53.2           55.2            69.1

Operating expenses:

  Research and development                                    31.0           39.3            24.8

  Sales and marketing                                         24.9           28.9            20.4

  General and administrative                                  19.7           28.2            12.8

  Financing expense                                              -              -             1.8
                                                       -------------------------------------------
      Total operating expenses                                75.6           96.4            59.8
                                                       -------------------------------------------
Operating (loss) income                                      (22.4)        (41.2)             9.3

Other income:

  Interest income                                              6.8            9.2             2.1

  Other, net                                                     -              -             0.5
                                                       -------------------------------------------
(Loss) income before provision for income taxes              (15.6)        (32.0)            11.9

Benefit (provision) for income taxes                             -            3.7            (4.5)
                                                       -------------------------------------------
Net (loss) income                                          (15.6)%        (28.3)%            7.4%
                                                       ===========================================



TOTAL REVENUES

Total revenues in 1999 increased by $1.2 million or 9.8% from revenue in 1998. Revenues in 1998 decreased by $4.7 million or 27.8% from revenues in 1997

The increase in revenues in 1999 over 1998 was primarily attributable to three factors: a $.5 million increase in home theater products attributable to new line multipliers introduced in the second quarter of 1999, an increase of $.6 million in sales of DFT products introduced in 1998 to support broadcasters' roll out of digital TV services, and an increase of $.8 million in sales of ASIC products. Licensing revenue decreased by $.8 million in 1999 from 1998, primarily due to the discontinuance of royalty payments from S3 after March 31, 1998. Sales to one customer accounted for 10% of total Company revenues in 1998. No customer accounted for 10% or more of total revenues in 1999.

Export sales, consisting primarily of line multiplier products shipped to dealers and distributors in Asia, Europe and Canada, represented 13.1%, 18.6% and 13.1% of total revenues in 1999, 1998, and 1997, respectively. In absolute dollars, total export sales for 1999 were slightly lower than in 1998. All export sales are denominated in U.S. dollars. The Company has not experienced nor does it anticipate to experience exposure to any foreign currency exchange fluctuation. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved. The Company believes that current economic conditions in Asia might continue to adversely impact sales to that region in 2000.

The Company's future success will depend, in large part, on its ability to continue to enhance its existing products and to develop new products and features to meet changing customer requirements and evolving industry standards. Sales of line multiplier products to the home theater and commercial presentation markets increased in 1999 due to the introduction of new products with superior performance and an enhanced feature set. The Company anticipates that sales of such products will experience limited growth, or decline, in future periods due to increased competition, pricing pressure and consumer confusion over HDTV. The Company believes that the confusion resulting from HDTV and related market weakness could continue until HDTV broadcasting begins on a wide-scale basis. With the continuing rollout of HDTV in 2000, the Company anticipates that sales of its broadcast products, and specifically the DFT, will increase in 2000 and for the next several years.

GROSS PROFIT

Gross profit as a percentage of total revenues was 53.2% in 1999, 55.2% in 1998 and 69.1% in 1997. The 2% decrease in gross margin in 1999 from 1998 was due to the absence in 1999 of high gross margin licensing revenues corresponding to last royalty payments received from S3 in the first quarter of 1998, offset in part by higher margins on new line multiplier products and increased sales of high margin DFTs. The 13.9% decrease in gross margin in 1998 from 1997 was due to price reductions for certain line multiplier products, a significant decrease in licensing revenues from S3, the write down of certain excess and obsolete inventory items to their net realizable value, and only $1.0 million revenue from DFTs during their first year of sales. The Company anticipates that it will incur lower overall gross margins in future periods as it introduces lower margin products for consumer markets and as price competition increases for all products.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses were $4.2 million in 1999, $4.8 million in 1998 and $4.2 million 1997. The decrease in 1999 is primarily due to a reduction in purchases of the prototype parts that were heavily used in 1998 developing the DFT. Research and development expenses as a percentage of total revenues decreased in 1999 to 31.0% due to a decrease of $.6 million in 1999 from 1998 levels coupled with an increase in total revenue in 1999.

In 1998 the increase in research and development expenses were primarily due to costs incurred by the Company for the development of the DFT and the development of ASICs. Research and development expenses as a percentage of total revenues increased to 39.3% in 1998 from 1997 due to increased spending of $.6 million in 1998 from 1997 levels coupled with the decline in total revenues in 1998 from 1997. The Company intends to increase its research and development efforts in 2000, primarily in the design and development of board and ASIC products, and therefore expects that research and development expenses will increase in absolute dollars.

SALES AND MARKETING EXPENSES

Sales and marketing expenses decreased to $3.4 million in 1999 from $3.6 million in 1998 and from $3.5 million in 1997. The decrease is primarily related to decreases in consulting fees, advertising, printing and representative commissions, which were partially offset by an increase in travel expenses. Sales and marketing expenses as a percentage of total revenues decreased in 1999 to 24.9% due to the spending reduction of $.2 million in absolute dollars and the increase of total revenue in 1999.

Sales and marketing expenses increased as a percentage of total revenues to 28.9% in 1998 from the prior year primarily due to the decline in revenues in 1998 from 1997. Expenses in 1998 were slightly higher than in 1997 due to an increase in trade shows and advertising expenses partially offset by the decline in commissions to outside sales representatives in 1998. The Company expects its sales and marketing expenses in 2000 to be similar to 1999 spending levels.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $2.6 million in 1999 from $3.5 million in 1998 due to reductions in legal, public relations and litigation expenses along with the absence of one time charges for management changes. General and administrative expenses in 1998 increased from $2.2 million in 1997, primarily due to the costs and professional fees associated with being a public company, legal expenses incurred in patent litigation and one time charges for management changes.

General and administrative expenses decreased as a percentage of total revenues to 19.7% in 1999 from 28.2% in 1998, primarily due to decreases in spending and increases in total revenue in 1999. As a percentage of total revenues, general and administrative expenses increased in 1998 from 12.8% in 1997 due to increases in spending accompanied by a decline in total revenues in 1998.

The Company expects that 2000 general and administrative expenses, both in absolute dollars and as a percentage of total revenues, will remain similar to 1999 spending levels.

FINANCING EXPENSE

In 1997 the Company expensed $.3 million in the first quarter related to financing activities. There were no financing expenses in either 1999 or 1998.

OTHER INCOME

Interest and other income decreased to $917,000 in 1999 from $1.1 million in 1998. Interest income was lower in 1999 than 1998 because cash used in operating activities and for an investment in Sage common stock resulted in a decrease in the Company's investments in interest bearing securities. The increase in interest and other income in 1998 from $447,000 in 1997 was due to the investment of the $15.6 million net proceeds from the Company's initial public offering completed in October 1997, and the $5 million investment by S3 in the Company in June 1997. The Company anticipates that interest income will decrease in 2000.

PROVISION FOR INCOME TAXES

The Company made no provision for income taxes in 1999 and recorded a benefit of $457,000 in 1998 and a provision of $766,000 in 1997. The 1999 tax rate reflects the full valuation allowance for net deferred tax assets. The 1998 tax rate reflects the benefit of refundable taxes offset by state taxes and the valuation allowance for certain deferred tax assets.

Under the Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based on the weight of available evidence including current and projected losses, the Company has provided a full valuation allowance against its net deferred tax assets for 1999. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its capital requirements with its cash flow from operations. Funding requirements in the past have been primarily related to the growth in accounts receivable, inventories and capital equipment.

OPERATING ACTIVITIES

In 1999, net cash used by operating activities was $139,000, consisting primarily of (i) $2.1 million of net loss, and (ii) a $1.7 million increase in accounts receivable, offset by (i) a $1.1 million decrease in inventory, (ii) receipt of a $1.3 million tax refund, (iii) a $.3 million increase in other accrued liabilities and (iv) $.8 million of depreciation and amortization.

In 1998, net cash used by operating activities was $3.2 million, primarily composed (i) $3.5 million of net loss, (ii) a $.9 million decrease in accrued income taxes payable, (iii) a $.7 million increase in income taxes receivable,
(iv) a $.6 million decrease in accrued compensation and benefits, (v) a $.4 million increase in inventories and (vi) a $.3 million decrease in accounts payable. These were offset by (i) a $1.3 million decrease in accounts receivable, (ii) a $.9 million decrease in deferred tax assets and (iii) $.9 million of depreciation and amortization.

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

INVESTING ACTIVITIES

Capital equipment purchases in 1999, 1998 and 1997 were $.1 million, $.5 million and $1.2 million, respectively, primarily for computer hardware and software used in research and development, research and development test equipment and furniture and fixtures. In 1999, the Company also paid $.5 million as part of its investment in Sage.

FINANCING ACTIVITIES

In October 1997, the Company effected its initial public offering. Net proceeds, after underwriting discounts and commissions and expenses associated with the offering, were $15.6 million. In June 1997, the Company also received $5.0 million from a private placement of Common Stock to S3.

LIQUIDITY

At December 31, 1999, the Company principal sources of liquidity consisted of cash, cash equivalents and short term investments totaling $19.9 million and working capital of approximately $20.5 million.

Cash and cash equivalents are predominantly held in three types of investments. These investments are obligations issued by U.S. federal agencies, money market funds that subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash, cash equivalents and short-term investments at December 31, 1999 declined by $.5 million or 2.5% from the balances at December 31, 1998. The most significant reasons for the cash decrease were the $.5 million investment in Sage and increase of accounts receivable balances, partially offset by receipt of an income tax refund and reduction in inventory.

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

YEAR 2000

Prior to January 1, 2000, the Company completed remediation and testing of its computer systems. As a result of those planning and implementation efforts, the Company did not experience any significant disruptions to its operations. The Company had no material expenses in 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or products and services of third parties. However, there can be no assurance that the Company will not experience problems in the future. Any such problems could result in the Company experiencing a business interruption which could have a material adverse impact on the Company's business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not anticipate SFAS 133 to have a material impact on the Company's results of operations or financial condition when adopted.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20 "Accounting Changes". The Company believes that its current revenue recognition policy complies with SAB101 and therefore does not expect the adoption of SAB101 to have a material effect on results of operations.

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

The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. Due to the short-term nature of all of the Company's investments in 1999 (average portfolio duration and contractual maturity of investments were three months) the Company has assessed that there is no material exposure risk arising from its investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Financial Statements:                                                                    Page

Consolidated Balance Sheets as of December 31, 1999 and 1998...........................  29

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and
   1997................................................................................  30

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999,
   1998 and 1997 ......................................................................  31

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997..................................................  32

Notes to Consolidated Financial Statements.............................................  33

Report of Ernst & Young LLP, Independent Auditors......................................  43

              Financial Statement Schedule:

Schedule II: Valuation and Qualifying Accounts.........................................  58

         All other schedules are omitted because they are not applicable or not required or because the required information is included in the Consolidated
Financial Statements or the Notes thereto.


CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                               December 31,
                                                                         1999               1998
                                                                   -------------------------------
ASSETS
Current assets:
           Cash and cash equivalents                                 $  12,998           $ 20,419
           Available-for-sale securities                                 6,918                  -
           Trade accounts receivable, less allowance for doubtful
              accounts of $342 in 1999 and $136 in 1998                  3,418              1,764
           Inventories                                                   2,222              3,348
           Income taxes receivable                                           -                738
           Prepaid expenses and other current assets                       454                441
                                                                   -------------------------------
Total current assets                                                    26,010             26,710

Property and equipment, net                                              1,104              1,778
Other investments                                                        7,266                  -
Other assets                                                               187                233
                                                                   -------------------------------
TOTAL ASSETS                                                          $ 34,567           $ 28,721
                                                                   ===============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
           Accounts payable                                            $   957           $  1,125
           Accrued compensation and benefits                               609                587
           Income taxes payable                                            670                  -
           Deferred revenue                                              2,425                  -
           Other accrued liabilities                                       823                511
                                                                   -------------------------------
Total current liabilities                                                5,484              2,223

Commitments

Stockholders' equity:
           Preferred Stock $0.001 par value; 5,000,000 shares
             authorized, none issued and outstanding                         -                  -
           Common Stock $0.001 par value; 50,000,000 shares
             authorized; 12,310,556, and 12,205,147 shares
             issued and outstanding in 1999 and 1998, respectively          12                 12
           Additional paid-in capital                                   30,322             30,027
           Deferred compensation                                          (125)              (173)
           Accumulated other comprehensive income                        4,341                  -
           Accumulated deficit                                          (5,467)            (3,368)
                                                                   -------------------------------
Total stockholders' equity                                              29,083             26,498
                                                                   -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 34,567           $ 28,721
                                                                   ===============================

See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                          Year Ended December 31,
                                                                      1999          1998        1997
                                                                ---------------------------------------
Revenues:
          Product sales                                             $  13,476    $  11,520    $ 15,506
          License and royalty revenues                                      -          750       1,500
                                                                ---------------------------------------

Total revenues                                                         13,476       12,270      17,006

Cost of product sales                                                   6,310        5,499       5,262
                                                                ---------------------------------------

Gross profit                                                            7,166        6,771      11,744

Operating expenses:
          Research and development                                      4,175        4,822       4,215
          Sales and marketing                                           3,359        3,551       3,465
          General and administrative                                    2,648        3,458       2,182
          Financing expenses                                                -            -         312
                                                                ---------------------------------------

Total operating expenses                                               10,182       11,831      10,174
                                                                ---------------------------------------


Operating (loss) income                                                (3,016)      (5,060)      1,570
Other income:
          Interest income                                                 917        1,134         364
          Other, net                                                        -            -          83
                                                                ---------------------------------------
(Loss) income before  income taxes                                     (2,099)      (3,926)      2,017
Benefit/(Provision) for income taxes                                        -          457        (766)
                                                                ---------------------------------------
Net (loss) income                                                   $  (2,099)   $  (3,469)    $ 1,251
                                                                =======================================

Per share data:
          Net (loss) income per share           Basic                  ($0.17)      ($0.29)      $0.14
                                              Diluted                  ($0.17)      ($0.29)      $0.13
                                                                =======================================

          Shares used in per share
          computations                          Basic                  12,272       12,146       9,041
                                              Diluted                  12,272       12,146       9,925
                                                                =======================================

See accompanying notes.

CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(In thousands, except share data)

                                                                                      Retained
                                      Common Stock        Additional                   Earnings         Other
                                   -----------------       Paid-In      Deferred     (Accumulated   Comprehensive
                                   Shares     Amount       Capital    Compensation     Deficit)        Income           Total
                                   ------     ------      ----------  ------------   ------------   --------------      -----
Balance at  December 31, 1996     8,200,000    $  8        $  7,825      $     -       $  (655)       $    67         $   7,245

Net income                                -       -               -            -         1,251              -             1,251
Reclassification adjustment for
  Gains included in net income
  of $67                                  -       -               -            -             -            (67)             (67)
                                                                                                                      --------
Comprehensive income                                                                                                     1,184
                                                                                                                      --------
Sale of Common Stock
  net of issue costs              3,833,334       4          20,532            -             -              -           20,536
Issuance of  Common
  Stock for services and
  Upon exercise of
  Option and warrants                25,579       -              99            -             -              -               99
Issuance of warrants to
  Purchase Common Stock
  for technology acquired                 -       -             250            -             -              -              250
Deferred compensation
  on employee stock
  Option grants                           -       -             272         (272)            -              -                -
Amortization of deferred
  Compensation                            -       -               -           34             -              -               34
                                 ----------    ----        --------      -------       -------        -------         --------
Balance at  December 31, 1997    12,058,913      12          28,978         (238)          596              -           29,348
Net loss                                  -       -               -            -        (3,469)             -           (3,469)
Comprehensive loss                                                                                                      (3,469)
Issuance of Common Stock
  for cash upon exercise
  of options and employee
  stock purchase plan               146,234       -             554            -             -              -              554
Reclassification of undistributed
  Retained earnings                       -       -             495            -          (495)             -                -
Amortization of
  deferred compensation                   -       -               -           65             -              -               65
                                 ----------    ----        --------      -------       -------        -------         --------
Balance at December 31, 1998     12,205,147      12          30,027         (173)       (3,368)             -           26,498
Net loss                                  -       -               -            -        (2,099)             -           (2,099)
Unrealized gain on investments
  of $4,341                                                                                             4,341            4,341
                                                                                                                      --------
Comprehensive income                                                                                                     2,242
                                                                                                                      --------
Issuance of Common Stock
  for cash upon exercise
  of options and employee
  stock purchase plan                91,017       -             252            -             -              -              252
Issuance of common stock for
  services rendered                  14,392       -              43            -             -              -               43
Amortization of                                                                                                              -
  deferred compensation                   -       -               -           48             -              -               48
                                 ----------    ----        --------      -------       -------        -------         --------
Balance at December 31, 1999     12,310,556    $ 12        $ 30,322      $  (125)      $(5,467)       $ 4,341         $ 29,083
                                 ----------    ----        --------      -------       -------        -------         --------
                                 ----------    ----        --------      -------       -------        -------         --------


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                YEAR ENDED DECEMBER 31
                                                                            1999            1998          1997
                                                                            ----            ----          ----
OPERATING ACTIVITIES
Net (loss) income                                                       $  (2,099)      $  (3,469)      $  1,251
Adjustments to reconcile net (loss) income to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                        846             921            561
         Amortization of deferred compensation                                 48              65             34
         Issuance of common stock for services                                 43               -              -
         Gain on sales of short-term investments                                -               -            (83)
Changes in operating assets and liabilities:
         Trade accounts receivable                                         (1,654)          1,334           (330)
         Inventories                                                        1,126            (405)        (1,260)
         Deferred tax assets                                                    -             942           (482)
         Income taxes receivable                                              738            (738)             -
         Prepaid expenses and other current assets                            (23)             81           (372)
         Accounts payable                                                    (168)           (320)           716
         Accrued compensation and benefits                                     22            (630)           545
         Income taxes payable                                                 670            (872)           756
         Other accrued liabilities                                            312             (96)           265
         Deferred revenue                                                       -               -           (500)
                                                                        ---------       ---------       --------
Net cash provided by (used in) operating activities                          (139)         (3,187)         1,101
                                                                        ---------       ---------       --------
INVESTING ACTIVITIES
Purchases of equipment                                                       (116)           (497)        (1,195)
Proceeds from sale of equipment                                                 -               -             13
Other assets                                                                    -               -           (110)
Purchases of short-term investments                                        (6,918)              -              -
Sales of short-term investments                                                 -               -          1,612
Maturities of short-term investments                                            -             277              -
Other investments                                                            (500)              -              -
                                                                        ---------       ---------       --------
Net cash provided by (used in) investing activities                        (7,534)           (220)           320
                                                                        ---------       ---------       --------
FINANCING ACTIVITIES
Issuance of Common Stock                                                      252             554         20,635
Distribution to stockholders                                                    -               -              -
                                                                        ---------       ---------       --------
Net cash provided by (used in) financing activities                           252             554         20,635
                                                                        ---------       ---------       --------
(Decrease) increase in cash and cash equivalents                           (7,421)         (2,853)        22,056
Cash and cash equivalents at beginning of year                             20,419          23,272          1,216
                                                                        ---------       ---------       --------
Cash and cash equivalents at end of year                                $  12,998       $  20,419       $ 23,272
                                                                        ---------       ---------       --------
                                                                        ---------       ---------       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for income taxes                            $       -       $     225       $    465
                                                                        ---------       ---------       --------
                                                                        ---------       ---------       --------

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES
Issuance of warrants to acquire Common Stock for
  technology acquired                                                   $       -       $       -       $    250
                                                                        ---------       ---------       --------
                                                                        ---------       ---------       --------

Transfer of technology in exchange for shares of  common
  stock in Sage, Inc.                                                   $   2,425       $       -       $      -
                                                                        ---------       ---------       --------
                                                                        ---------       ---------       --------


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
BUSINESS AND BASIS OF PRESENTATION

Faroudja, Inc. (the "Company") designs, develops and sells a range of video image enhancement products and technology for the home theater and commercial presentation, professional broadcast and personal computer markets. Although traditional business has been directed to sales of complete subsystem units, the Company has recently expanded its activities to include the design and development of chip level products for applications in the television, digital display and personal computer markets.

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

Prior to March 1996, FRE and FLI were each owned 100% by two individuals (the "Founders"). In March 1996, new investors acquired a 56.25% ownership interest in both entities through the purchase of shares held by the Founders for $14,000,000 and newly issued FLI shares for $4,000,000. Simultaneous with this transaction, the Founders received a distribution from FLI in the amount of $4,000,000. The new investors also acquired an option from the Founders to acquire an additional 1,537,500 shares held by the Founders for a total of $6,000,000. Such option was exercised on September 5, 1997. Prior to the March 1996 transaction, FLI had elected to be treated as an S Corporation for income tax purposes. FRE was a C Corporation for income tax purposes.

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

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of less than three month when purchased, to be cash equivalents. Cash equivalents consist primarily of deposits in banks, money market accounts, commercial paper and discount notes.

INVESTMENTS

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Under SFAS 115, all affected debt and equity securities must be stated at fair value and classified as held-to-maturity, trading or available-for-sale. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

At December 31, 1999 and 1998, all debt and equity securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported net of tax as part of accumulated other comprehensive income in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in interest income.

CONCENTRATION OF CREDIT RISK

The Company sells its products primarily through a network of distributors, dealers and through original equipment manufacturing ("OEM") arrangements. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Uncollectible accounts receivable have not been significant in any period presented.

At December 31, 1999, no single customer accounted for more than 10% of the Company's ending accounts receivable balance.

At December 31, 1998, one customer accounted for 22% of the accounts receivable balance.

INVENTORIES

Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost) or market value.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (ranging from three to seven years). Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life. Depreciation expense was $790,000, $745,000 and $540,000 for 1999, 1998 and
1997, respectively.

REVENUE RECOGNITION

Sales revenue is recognized upon shipment of products to customers net of discounts, rebates and allowances. The Company does not grant rights of return and there are no customer acceptance provisions in the Company's normal sales. Non-refundable minimum royalties are recognized as revenue in the period to which they relate.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense amounted to $312,000, $374,000 and $430,000 in 1999, 1998 and 1997,
respectively.

FINANCING EXPENSE

In 1997, the Company incurred and expensed approximately $312,000 of expenses related to financing activities.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for its employee and director stock option and purchase plans. Under APB 25, if the exercise price of the Company's employee stock options is not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Options granted to non-employees are accounted for using the Black-Scholes method prescribed by SFAS 123 and, in accordance with Emerging Issues Task Force Consensus No. 96-18, the options are subject to periodic re-valuation over their vesting terms.

NET INCOME (LOSS) PER SHARE

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also gives effect to the dilutive effect of stock options and warrants (calculated based on the treasury stock method). A reconciliation of shares used in the calculation follows (in thousands):

                                                                         1999            1998             1997
                                                                ------------------------------------------------
Weighted average shares outstanding                                     12,272          12,146            9,041
Dilutive effect of stock options and warrants                                -               -              834
                                                                ------------------------------------------------
Shares used in computation of diluted net (loss) income
per share                                                               12,272          12,146            9,875
                                                                ================================================

Options and warrants to purchase 1,950,288, 1,991,905 and 445,200 shares of the Company's common stock would have been anti-dilutive in 1999, 1998 and 1997 respectively and were, therefore, excluded from the respective diluted calculation.

COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("SFAS 130) requires unrealized gains or losses on the Company's investments to be included in comprehensive income. Total comprehensive income has been disclosed in the Consolidated Statement of Stockholder's Equity.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, FASB issued Statement of Financial Accounting Standards No. 137, which defers the effective date of SFAS 133 to years beginning after June 15, 2000. The Company does not anticipate SFAS 133 to have a material impact on the Company's results of operations or financial condition when adopted.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 is effective the first quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with APB Opinion No. 20 "Accounting Changes". The Company believes that its current revenue recognition policy complies with SAB101 and therefore does not expect the adoption of SAB101 to have a material effect on results of operations.

2. AVAILABLE-FOR-SALE SECURITIES

The following is a summary of available-for-sale debt securities at December 31, 1999 and 1998 (in thousands):

                                                      Cost and
                                                    Fair Market
                                                       Value
                                                    ------------
At December 31, 1999:
  Commercial paper                                  $      5,749
  Government agency discount notes                        10,977
                                                    ------------
                                                    $     16,276
                                                    ============

Reported as:
  Cash equivalents                                  $      9,808
  Available-for-sale securities                            6,918
                                                    ------------
                                                    $     16,276
                                                    ============

At December 31, 1998:
  Commercial paper                                  $      6,977
  Government agency discount notes                        10,844
                                                    ------------
                                                    $     17,821
                                                    ============

Reported as:
  Cash equivalents                                  $     17,821
                                                    ============

The estimated fair value amounts discussed above have been determined by the Company using available market information. The investments are held in commercial paper of U.S. corporations with A1/P1 credit ratings and U.S. federal agency discount obligations.

As of December 31, 1999, the average portfolio duration and contractual maturity of the investments were approximately six months.

There were no material realized or unrealized gains or losses from these investments in 1999, 1998 and 1997.

The Company's equity investment is disclosed in Note 3.

3. LICENSE AGREEMENT

In July 1999, the Company entered into a license, joint development and equity purchase agreement with Sage, Inc. ("Sage") for the transfer of certain of the Company's video processing technologies to Sage. In exchange for the license rights, the transfer of the technology and a $500,000 payment to Sage, the Company received 375,000 shares of Sage common stock. To the extent that Sage incorporates the Company's technology into Sage products, the Company will also receive royalties on the sales of those products.

The license and technology transfer was valued at $2.4 million and at December 31, 1999, this has been recorded as deferred revenue, subject to completion of the Company's performance obligations under the agreement. The shares of Sage common stock have been accounted for as available-for-sale securities and marked to market. At December 31, 1999, the Company recorded an unrealized gain of $4.3 million. (See Note 12 - Subsequent Events).

4. INVENTORIES

Inventories consist of the following (in thousands):


                                                               December 31,
                                                      1999                        1998
                                                  ------------               ------------
   Raw materials                                      $    668                     $1,072
   Work-in-process                                         513                      1,048
   Finished goods                                        1,041                      1,228
                                                  ------------               ------------
                                                      $  2,222                     $3,348
                                                  ============               ============


5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                      1999                        1998
                                                  ------------               ------------
Machinery and equipment                                $ 2,893                    $ 2,782
Purchased computer software                                956                        952
Furniture, fixtures and equipment                          314                        314
Vehicles                                                    84                         84
Leasehold improvements                                     228                        227
                                                  ------------               ------------
                                                         4,475                      4,359
Accumulated depreciation                                (3,371)                    (2,581)
                                                  ------------               ------------
                                                       $ 1,104                    $ 1,778
                                                  ============               ============

6. OPERATING LEASES

The Company leases its main facilities in Sunnyvale, California under two lease agreements from the same landlord expiring September 30, 2003. The lease agreement for the primary facility is cancelable at the Company's option upon four months' notice. Payments are adjusted annually based on changes in the Consumer Price Index on one lease and increase $.60 per square foot per year under the other lease. At December 31, 1999, future estimated minimum payments under these leases are approximately as follows (in thousands):

2000                                       $    435
2001                                            451
2002                                            467
2003                                            360
                                     ---------------
Total minimum lease payments              $   1,713
                                     ===============

In May 1999 the Company entered into a sublease agreement for one of its facilities for the remaining term of that lease. Rental income received in 1999 was $144,000.

Rent expense under operating leases amounted to $536,000, $465,000 and $289,000 in 1999, 1998 and 1997, respectively.

7. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

In October 1997 the Company sold a total of 3,000,000 shares of Common Stock at $6.00 per share through its initial public offering. Net proceeds, after underwriters' discounts, commissions and fees, and other costs associated with the offering, totaled $15,588,006. In connection with the offering, S3 Incorporated ("S3") received an additional 307,018 shares of Common Stock pursuant to certain anti-dilution provisions which the Company had granted under a Stock Purchase Agreement.

WARRANTS

In 1996, the Company issued a warrant to purchase 65,152 shares of Common Stock at an exercise price of $0.15 to a limited liability company in which a member of the Company's Board of Directors has a substantial interest. The warrant was issued in exchange for services to be performed by the director. The warrant was exercised for all shares on January 13, 2000. The Company expensed $222,000, the value of the warrant, over the related service period.

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

STOCK PLANS

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"). A total of 1,700,000 shares of Common Stock were reserved for issuance under the 1995 Plan. In January 1997, the Board of Directors adopted, and the stockholders approved, the 1997 Performance Stock Option Plan (the "1997 Plan"). The 1997 Plan succeeds the 1995 Plan and has terms similar to that Plan. No additional options will be granted under the 1995 Plan and shares reserved for future option grants thereunder are available for grant under the terms of the 1997 Plan. In June 1997, June 1998 and June 1999 the stockholders approved amendments to the 1997 Plan increasing the number of shares reserved for issuance by 250,000 shares, 400,000 shares and 500,000 shares, respectively. Under the terms of the 1997 Plan, the Board of Directors may grant options to directors, employees and consultants. Options may be either incentive stock options or nonstatutory stock options, at the discretion of the Board of Directors. Incentive stock options may be granted to employees with exercise prices of no less than the fair value and nonstatutory options may be granted to employees, directors, and consultants with exercise prices of no less than 85% of the fair value, of the common stock on the date of grant, as determined by the Board of Directors. If, at the time of grant, the optionee owns stock possessing 10% or more of the voting power of all classes of stock, the option price shall be at least 110% of the fair value, and the option shall not be exercised more than five years after the date of grant. Except as noted above, options expire ten years after the date of grant, or earlier if employment or service is terminated. Options become exercisable as determined by the Board of Directors. Options generally vest over three or four years.

In December 1996, the Board of Directors adopted, and in 1997 the stockholders approved, the 1997 Non-Employee Directors Stock Option Plan (the "Directors Plan"). A total of 100,000 shares of Common Stock were reserved for issuance pursuant to the terms of the Directors Plan, which provides for the grant of nonqualified stock options to nonemployee directors of the Company.

In January 1997, the Board of Directors adopted, and the stockholders approved, the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). A total of 400,000 shares were reserved for future issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions at a price equal to the lower of 85% of the fair value of the Company's common stock at the beginning or end of the applicable offering period. Payroll deductions are at the election of the employee subject to a maximum of 10% of the employee's salary. In 1999 and 1998, 71,977 shares and 41,223 shares, respectively, were issued under the purchase plan. There were no shares issued in 1997.

In 1998, the Company granted 118,750 options to one officer outside of any of the Company's option plans.

A summary of the Company's stock option activity, and related information follows:

                                                                   Years Ended December 31
                                        -----------------------------------------------------------------------------------------
                                                          Weighted -                        Weighted-                  Weighted-
                                                           Average                          Average                     Average
                                             1999         Exercise            1998          Exercise         1997      Exercise
                                            Options        Price            Options          Price         Options       Price
                                        ------------------------------------------------------------------------------------------
Outstanding at beginning of period           1,826,753     $4.49             1,659,190        $4.48         1,441,988     $3.46
Granted                                        669,000      3.07               670,950         4.72           432,570      7.55
Exercised                                      (19,040)     3.64              (105,013)        3.27            (7,380)     1.68
Canceled                                      (691,577)     4.89              (398,374)        5.33          (207,988)     3.90
                                        --------------                  --------------                 --------------
Outstanding at end of period                 1,785,136     $3.81             1,826,753        $4.49         1,659,190     $4.48
                                        ==============                  ==============                 ==============
Weighted-average fair value of
    options granted during the period            $2.36                           $2.50                          $2.19



                                         December 31, 1999
-------------------------------------------------------------------------------------------------------
                        Options Outstanding                                     Options Exercisable
------------------------------------------------------------------------   ----------------------------
                                            Weighted-
                                             Average         Weighted-                     Weighted-
                                            Remaining         Average                       Average
     Range of             Number of        Contractual       Exercise       Number of       Exercise
  Exercise Prices          Options            Life             Price         Options         Price

   $1.16-$2.63             259,546             6.87          $  1.74         196,395         $1.48
   $2.88-$3.75             955,850             8.91          $  3.41         232,836         $3.75
   $3.83-$3.91             333,123             6.62          $  3.85         284,578         $3.85
   $7.00-$8.12             222,500             6.99          $  7.53         139,307         $7.52
   $8.50-$10.38             14,117             2.62          $  9.52          11,818         $9.51
                      -------------                                     -------------
                         1,785,136             7.90          $  3.81         864,934         $3.95
                      =============                                     =============


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

RESERVED SHARES

The Company has reserved shares of Common Stock for future issuance as follows:

                                                     December 31,
                                                         1999
                                                  ----------------
Warrants                                                   165,152
Stock purchase plan                                        286,800
Stock option plans:
    Outstanding options                                  1,785,136
    Reserved for future grants                           1,152,181
                                                  ----------------
                                                         3,389,269
                                                  ================



Had the Company valued its stock options granted to employees according to the provisions of SFAS 123, pro forma net income and basic net income per share would have been as follows (in thousands except per share data):

                                                                        December 31,
                                                           1999             1998           1997
                                                   ----------------------------------------------
Net income (loss)-as reported                            ($2,099)         ($3,469)        $1,251

Net income (loss)-pro forma                               (3,264)          (4,210)           868


Basic net income per share-as reported                    ($0.17)          ($0.29)         $0.14
Basic net income per share-pro forma                      ($0.27)          ($0.35)         $0.10


The pro forma net loss is not necessarily indicative of potential pro forma effects on results for future years.

The value of options granted prior to the Company's initial public offering were determined using the minimum value method using the following weighted average assumptions in 1997: a risk free interest rate of 5.63%, an expected option life of 72 months and no dividends. The value of options granted following the initial public offering in 1997 were determined using the Black-Scholes method and the weighted average assumptions were as follows: an expected volatility factor of 0.7764, a risk free interest rate of 5.63%, an expected option life of 72 months and no dividends. The value of options granted in 1998 and 1999 were determined using the Black-Scholes method and the weighted average assumptions were as follows: an expected volatility factor of 0.66 and 1.10 respectively, a risk free interest rate of 5.46% and 6.56%, respectively, an expected option life of 48 months and no dividends.

8. INCOME TAXES

The provision (benefit) for income taxes computed under Statement of Financial Accounting Standards, No.109, "Accounting for Income Taxes," consists of the following (in thousands):


                                                           Year Ended December 31,
                                                      1999           1998            1997
                                                   ---------      ---------       ---------
Federal:
              Current                               $      -        $(1,386)         $1,059
              Deferred                                    (-)           808            (369)
                                                   ---------      ---------       ---------
                                                                    $  (578)         $  690

State:
              Current                                      -            (13)            143
              Deferred                                    (-)           134             (67)
                                                   ---------      ---------       ---------
                                                                        121              76

                                                   ---------      ---------       ---------

Provision (benefit) for Income Taxes                $      -        $  (457)         $  766
                                                   =========      =========       =========


The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before taxes. The sources and tax effects of the differences are as follows (in thousands):

                                                            Year Ended December 31,
                                                      1999           1998           1997
                                                   ---------      ---------      ---------
Tax at U.S. statutory rate                          $   (714)       ($1,335)        $  686
State income taxes, net of federal benefit                 -            120             30
Research & development tax credits                         -              -           (137)
Unbenefited net operating
  losses and timing differences                          714            632              -
Other                                                      -            126            187
                                                   ---------      ---------      ---------

Benefit/(provision) for income taxes                  $    0       $   (457)        $  766
                                                   =========      =========      =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                            Year Ended December 31,
Deferred tax assets:                                         1999             1998
                                                           --------         --------
     Reserves and accruals not currently deductible        $    781         $    591
     Tax credits                                                279              151
     Net operating losses                                       606              107
     Other, net                                                 155              172
                                                                            --------
     Total gross deferred tax assets                          1,821            1,021
     Less: valuation allowance                               (1,523)            (822)
                                                           --------         --------
         Net deferred tax assets                                298             199

Deferred tax liabilities:
     Depreciation of property and equipment                    (298)            (199)
                                                           --------         --------

     Total net deferred tax assets/(liabilities)           $      -         $      -
                                                           ========         ========


As of December 31, 1999, the Company had federal and state tax loss carryforwards of approximately $1,350,000 and $2,500,000, respectively. As of December 31, 1999, the Company also had federal tax credit carryforwards of approximately $279,000. The loss carryforwards will begin to expire in 2003, and the federal tax credit carryforwards will begin to expire in 2018, if not utilized. Because of the change in ownership provisions of the Internal Revenue Code, a portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitations may result in the expiration of net operating loss and tax credit carryforwards before utilization.

Realization of deferred tax assets is dependent on future earnings, if any, the timing and the amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax asset as of December 31, 1999 has been established to reflect these uncertainties. The valuation allowance increased by approximately $701,000, $822,000 and none during the fiscal years ended December 31, 1999, 1998 and 1997. The Company will continue to evaluate the realization of the deferred tax assets on a quarterly basis.

9. MARKET SALES, EXPORT SALES AND SIGNIFICANT CUSTOMERS

The Company has determined that, under the definition in Statement of Financial Accounting Standards No. 131, it operates only in one segment.

The Company had product sales by market as follows (in thousands):

                              1999           1998             1997
                         ------------   ------------     ------------
Home theater/industrial    $   10,857     $   10,229       $   15,199
Broadcast                       1,770          1,209              307
ASIC                              849             82                -
                         ------------   ------------     ------------
Total product sales        $   13,476     $   11,520       $   15,506
                         ============   ============     ============


The Company had product sales by region as follows (in thousands):


                                                                     December 31,
                                                  1999                   1998                    1997
                                         --------------------   ----------------------  ---------------------
Revenues to customers:
    U.S.A                                      $       11,402         $          9,241        $        13,285
    Asia                                                  855                    1,080                  1,182
    Europe                                                672                      521                    345
    Canada                                                241                      478                    269
    Latin America and other                               306                      200                    425
                                         --------------------   ----------------------  ---------------------
                                               $       13,476         $         11,520        $        15,506
                                         ====================   ======================  =====================


In 1999, no customer accounted for 10% or more of total revenues. In 1998, sales to one customer accounted for 10% of total revenues. In 1997, sales to two customers accounted for 11% of total revenues

10. 401K PLAN

During 1994, the Company adopted a defined contribution retirement plan under Internal Revenue Service Code Section 401(k). Employees are eligible, following one month of employment, to contribute a specified percentage of their salary, not to exceed the statutory limit, to the plan. The Company matches a percentage of employee contributions. The Company's contributions were $92,000 in 1999, $166,000 in 1998 and $147,000 in 1997.

11. SUBSEQUENT EVENTS (UNAUDITED)

In February 2000, the Company signed a definitive agreement with Sage for a stock-for-stock merger, following which the Company would become a wholly owned subsidiary of Sage. Each share of Faroudja common stock will be converted into 0.285 shares of Sage common stock and Sage will assume all outstanding warrants and options. The transaction has been unanimously approved by the boards of directors of both companies and is expected to close in the quarter ending June 30, 2000, subject to approval by each company's shareholders. The merger is expected to be accounted for as a purchase transaction by Sage.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Faroudja, Inc.

         We have audited the accompanying consolidated balance sheets of Faroudja, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index as Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Faroudja, Inc. at December 31, 1999 and 1998 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                     /S/ ERNST & YOUNG LLP

Palo Alto, California
January 25, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Company's Bylaws, as amended, provide for a classified Board of Directors with no fewer than six and no more than nine directors, consisting of three classes of directors with each director serving a three-year term. Yves Faroudja and Stuart Buchalter are serving as directors for terms expiring at the 2000 Annual Meeting of Stockholders. Kevin Kimberlin and William Turner are serving as directors for terms expiring at the 2001 Annual Meeting of Stockholders. Glenn Marschel is serving as a director with a term expiring at the 2002 Annual Meeting of Stockholders. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed directors whose terms are expiring. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

BOARD OF DIRECTORS

GLENN W. MARSCHEL, JR. (age 53) has served as President, Chief Executive Officer and Co-Chairman of the Board of Directors since joining the Company in October 1998. He has served as Chairman of the Board of Directors of Additech, Inc., a petrochemicals marketing company, since October 1997. From December 1995 to August 1997 Mr. Marschel was President and Chief Executive Officer of Paging Network, Inc., a telecommunications company, and from April 1995 to November 1995 he served as Vice Chairman of First Financial Management Company, a company in the credit card transaction processing business. Prior thereto, from January 1972 to December 1994, Mr. Marschel held positions of increasing responsibility at Automatic Data Processing, Inc., an information systems company, last serving as President of ADP's Employer Services Group. Mr. Marschel is also a director of Sabre Group Holdings, Inc. and Travelocity.com.

YVES C. FAROUDJA (age 66) is co-founder of the Company and has served as a director of the Company since its inception in 1971. Mr. Faroudja served as the Company's President from 1971 to July 1996 and has been the Company's Chief Technical Officer since July 1996. Mr. Faroudja has served as Co-Chairman of the Board of Directors since October 1998 and is Chairman of the Board's Executive Committee.

STUART D. BUCHALTER (age 62) has served as a director of the Company since April 1996. Mr. Buchalter has been Of Counsel with the California law firm of Buchalter, Nemer, Fields & Younger, a Professional Corporation, since August 1980. He has been an officer of East-West Capital Associates, Inc. since February 1996. From August 1980 to June 1993, he served as Chairman of the Board of Directors and Chief Executive Officer of Standard Brands Paint Company, a paint retailer and manufacturer. Mr. Buchalter is a director of Authentic Fitness Corp., an athletic apparel manufacturer, City National Corp., the holding company for City National Bank, Earl Scheib, Inc., an automotive painting company, and e4L, Inc. (formerly National Media Corporation), a direct response marketing company. He is also Vice-Chairman of the Board of Trustees of Otis College of Art and Design.

KEVIN B. KIMBERLIN (age 47) has served as a director of the Company since December 1995. Since 1991, Mr. Kimberlin has been Chairman of Spencer Trask Holdings, Inc., an investment banking firm. Mr. Kimberlin is a co-founder of Ciena Corporation, Myriad Genetics and The Immune Response Corporation. He has been a director of The Immune Response Corporation since 1986.

WILLIAM J. TURNER (age 56) served as Chairman of the Board of Directors of the Company from December 1995 to October 1998 and continues to serve as a director of the Company. From November 1989 to the present, Mr. Turner has been chairman of Turner & Partners, a management and financial consulting company. In February 1997, Mr. Turner also became a co-founder and co-manager of Signature Capital, LLC, a venture capital company ("Signature Capital"). From 1983 to 1989, Mr. Turner was the President, Chief Operating Officer and a director of Automatic Data Processing, Inc., a computer and information services firm. Mr. Turner is currently a director of Federal Home Loan Mortgage Corporation.

COMPLIANCE WITH REPORTING REQUIREMENTS OF SECTION 16 OF THE EXCHANGE ACT

Under Section 16(a) of the Exchange Act, the Company's directors, executive officers and any persons holding ten percent or more of the

Company's Common Stock are required to report their ownership of Common Stock and any changes in that ownership to the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of such reports. Specific due dates for these reports have been established and the Company is required to report in this Proxy Statement any failure to file on a timely basis by such persons. Based solely upon a review of copies of reports filed with the SEC during 1999, all persons subject to the reporting requirements of Section 16(a) filed all required reports on a timely basis.

EXECUTIVE OFFICERS

Information concerning the executive officers of the Registrant is included in Part I, page 19, of this annual report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid by the Company during 1999 to the Company's Chief Executive Officer and those persons who were, at December 31, 1999, the Company's four most highly compensated executive officers other than the Chief Executive Officer.

                           SUMMARY COMPENSATION TABLE

                                                                                                Long Term
                                                         Annual Compensation(1)                Compensation
                                            -----------------------------------------------    ------------
                                                                                  Other         Securities
                                                                                  Annual        Underlying        All Other
   Name and Principal Position              Year      Salary($)     Bonus      Compensation     Options(#)      Compensation(2)
   ---------------------------              ----     ----------     -----      ------------    -----------      ---------------
Glenn W. Marschel, Jr..............         1999      $238,320           --        $35,843(4)             --          5,000
  President, Chief Executive                1998        51,846(3)        --          8,649(4)        400,000          5,000
  Officer and Director

Donald S. Butler.....................       1999       237,783       55,000             --          90,000(7)         5,000
  Senior Vice President - Engineering       1998       228,626       69,000(6)          --              --            5,000
                                            1997       212,196(5)     55,000            --              --            2,750

Thomas A. Harvey..................          1999       202,423        43,000                        40,000(9)            --
  Vice President - Sales                    1998       200,000         5,000            --              --               --
  And Marketing                             1997        77,177(8)     68,000            --         100,000(10)           --

Kenneth S. Boschwitz...............         1999       163,127        27,000            --          40,000(9)         5,000
  Vice President - Business                 1998       155,570         5,000            --              --            5,000
  Development, General Counsel              1997        84,099(11)    25,000                        80,000(10)
  & Secretary

Robert A. Sheffield                         1999       143,548            --            --           40,000(9)           --
  Former Vice President Finance and         1998        88,692(12)     2,000            --          125,000(13)          --
  Chief Financial Officer

Nikhil Balram                               1999       136,058        33,000            --          125,000(15)       4,424
   Vice President -
   Advanced Technology(14)

(1) Excludes perquisites and other personal benefits that did not exceed the lesser of (i) $50,000 or (ii) 10% of the total annual salary and bonus for the officer named. The bonus for each executive varies annually based on a variety of factors.

(2)  Represents matching contributions by the Company under the 401(k) plan.

(3) Mr. Marschel joined the Company in October 1998 and the amount reported represents his salary on a pro-rated basis based on an annual salary of $240,000. Includes a grant of options in 1998 to purchase 281,250 shares under the 1997 Performance Stock Option Plan ("1997 Option Plan") at an exercise price of $3.75, which vest over three years. In addition, Mr. Marschel was granted options to purchase 118,750 shares at an exercise price of $3.75, of which options to purchase 100,000 shares vested immediately and the balance vest over three years.

(4) Comprised of $7,817 for use of a Company leased automobile and $28,026 for temporary housing expenses in 1999 and $1,954 for use of a Company leased automobile and $6,695 for temporary housing expenses in 1998.

(5) Mr. Butler joined the Company in May 1996 and the amount reported represents his salary on a pro-rated basis based on an annual salary of $200,000. Includes a grant of options in 1996 to purchase 172,964 shares under the 1995 Option Plan at an exercise price of $3.83 and a grant of options to purchase 23,000 shares under the 1995 Option Plan at an exercise price of $3.91. The options vest over four years.

(6) Includes $54,000 received under an agreement with the Company dated March 6, 1996, pursuant to which Mr. Butler will receive a bonus of $1.08 per option upon exercise of his first 138,370 options granted under the 1995 Option Plan.

(7) These shares are issuable upon exercise of stock options granted under the 1997 Option Plan. These options vest over a three year period at an exercise price of $3.125.

(8) Mr. Harvey joined the Company in June 1997, and the amount reported represents his salary in 1997 on a pro-rated basis based on an annual salary of $200,000.

(9) These shares are issuable upon exercise of stock options granted under the 1997 Option Plan at an exercise price of $3.125 and vest on the first anniversary of the date of grant.

(10) These shares are issuable upon exercise of stock options granted under the 1997 Option Plan at an exercise price of $7.50 and vest over four years.

(11) Mr. Boschwitz joined the Company in June 1997, and the amount reported for that year represents his salary in 1997 on a pro-rated basis based on an annual salary of $150,000.

(12) Mr. Sheffield joined the Company in July 1998, and the amount reported for that year represents his salary in 1998 on a pro-rated basis based on an annual salary of $185,000. Mr. Sheffield left the Company on September 9, 1999.

(13) These shares are issuable upon exercise of stock options granted under the 1997 Option Plan at an exercise price of $8.50 and vest over four years.

(14) Dr. Balram joined the Company in January 1999, and the amount reported for that year represents his salary in 1999 on a pro-rated basis based on an annual salary of $150,000.

(15) These shares are issuable upon exercise of stock options granted under the 1997 Option Plan at an exercise price of $3.125 and vest over four years.


OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information with respect to options granted during 1999 to the Company's Chief Executive Officer and those persons who were, at December 31, 1999, the Company's four most highly compensated executive officers other than the Chief Executive Officer.

                                                                                                       Potential Realized
                                                                                                         Value at Assumed
                                                                                                          Annual Rates of
                                                                                                        Stock Appreciation
                                                             Individual Grants                          for Option Term(1)
                                         ---------------------------------------------------------     --------------------
                                                         Percent of
                                          Number of     Total Options     Exercise
                                         Securities      Granted to        Price
                                           Options      Employees in      Per Share     Expiration
Name                                     Granted(#)      Fiscal 1999    ($/Share)(2)       Date        5%($)     10%($)
----                                     ----------      -----------    ------------    ----------     -----     ------
Glenn W. Marschel, Jr..........             --              --               --            --           --         --
Donald S. Butler...............          90,000(3)         14.1%           $3.125        1/14/09     $176,877   $448,240
Thomas A. Harvey...............          40,000(4)          6.3%           $3.125        1/14/09       78,612    199,218
Kenneth S. Boschwitz...........          40,000(4)          6.3%           $3.125        1/14/09       78,612    199,218
Robert A. Sheffield............          40,000(4)          6.3%           $3.125        1/14/09       78,612    199,218
Nikhil Balram..................         125,000(5)        19.6%           $3.125        1/14/09       245,662   622,556

---------------------------

(1) As suggested by the rules of the Securities and Exchange Commission, the Company used assumed rates of the Company's stock price appreciation in calculating the potential realizable value of executive stock options (calculated based upon a 10-year option term, with compounded appreciation at 5% and 10% rates). The actual value, if any, an executive may realize will depend on the excess of the stock price on the date the option is exercised over the option's exercise price so that there is no assurance the value realized by an executive will be at or near the values estimated above. The Company does not advocate or necessarily agree that the stated assumed annual rates of appreciation properly determine the value of the options. Actual gains, if any, on stock option exercises are dependent on the future financial performance of the Company, overall market conditions and the option holder's continued employment through the vesting period.

(2) These options were granted pursuant to the Company's 1997 Performance Stock Option Plan at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors of the Company.

(3) These options vest over a three year period, with 18,000 options vesting on the first anniversary of the date of grant, 3,500 options vesting each month for the next 12 months, and 2,500 options vesting each month for the final 12 months.

(4)   These options vest on the first anniversary of the date of grant.

(5) These options vest1/4after the first anniversary of the date of grant and 1/48th each month thereafter.


AGGREGATE OPTION EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information regarding the exercise of stock options during 1999 and stock options held as of December 31, 1999 by the Company's Chief Executive Officer and those persons who were, at December 31, 1999, the Company's four most highly compensated executive officers other than the Chief Executive Officer.

                                                  Fiscal Year-End Option Values
                                                  -----------------------------
                                                                     Number of Unexercised              Value of Unexercised
                                                                        Options Held at               In-the-Money Options at
                                        Option Exercises             Fiscal Year End(#)(1)             Fiscal Year End($)(2)
                                        ----------------             ---------------------            -----------------------
                                        Shares        Value
                                     Acquired on    Realized
Name                                  Exercise(#)      ($)       Exercisable     Unexercisable    Exercisable     Unexercisable
----                                 ------------      ---       -----------     -------------    -----------     -------------
Glenn W. Marschel, Jr. ...........      --            --           216,667        183,334           $277,549        $234,851

Donald S. Butler..................      --            --           122,196        113,768            145,377         199,625

Thomas A. Harvey..................      --            --           62,500          77,500               --           76,240

Kenneth S. Boschwitz..............      --            --           50,000          70,000               --           76,240

Nikhil Balram.....................      --            --             --           125,000               --           238,250


(1) These options were granted pursuant to the 1995 Option Plan or 1997 Option Plan, except for 118,750 of the options granted to Mr. Marschel. All options were granted at an exercise price equal to the fair market value of the Company's Common Stock on the date of grant, as determined by the Board of Directors.

(2) Based upon the closing price of the Company's Common Stock as reported on the Nasdaq Stock Market on December 31, 1999, $5.031.


EMPLOYMENT AGREEMENTS

In March 1998, the Company entered into an agreement with Yves C. Faroudja (the "Advisory Agreement") that superceded his previous employment agreement. The Advisory Agreement had a three year term and provided for Mr. Faroudja's service as the Company's CTO until a new CTO is identified and hired. Thereafter, the agreement provided that Mr. Faroudja would serve as a Senior Fellow to the Company, advising the Company in a variety of areas, with time to be devoted at Mr. Faroudja's discretion. Under the Advisory Agreement, Mr. Faroudja was paid a fee of $150,000 per year and was granted a five-year option to purchase an aggregate of 22,500 shares of Common Stock. Mr. Faroudja is entitled to the use of a Company automobile and medical insurance to be paid for by the Company in an amount not to exceed $13,680 per year. The Advisory Agreement could only be terminated by the Company for cause (as defined in the Advisory Agreement) or by Mr. Faroudja with six months notice. The agreement was terminated on June 30, 1999 following notice from Mr. Faroudja.

Glenn W. Marschel, Jr. joined the Company on October 6, 1998 assuming the positions of President, Chief Executive Officer and Co-Chairman of the Board of Directors. His annual base salary is $240,000. On his hire date Mr. Marschel was granted options under the 1997 Option Plan to purchase 281,250 shares at an exercise price of $3.75, which vest monthly over a three year period. In addition, Mr. Marschel was granted options to purchase 118,750 shares at an exercise price of $3.75, of which options to purchase100,000 shares vested immediately and the balance vest monthly over three years.

In February 2000 the Board of Directors approved a salary adjustment and bonuses for Mr. Marschel recommended by the Board's Compensation Committee. Mr. Marschel's salary was raised to $350,000 effective January 1, 2000. Unless Mr. Marschel is terminated for cause, he will continue to be paid at that level for at least 12 months. Mr. Marschel was awarded a bonus equal to 10% of the $2.4 million of revenue associated with the license fee paid by Sage under the license, joint development and equity purchase agreement. The Company will recognize the revenue during the quarter ending March 31, 2000 and the $240,000 bonus is payable within 30 days after the revenue is recognized. Mr. Marschel will also be entitled to a performance bonus in the amount of $240,000, contingent and payable upon the availability of the first production units of the Company's new enhancer ASIC, known within the Company as the FLI2200. In addition, a stock price performance bonus program was adopted entitling Mr. Marschel to earn a $70,000 bonus in each month in which the closing price of the Company's common stock reached predetermined target levels for at least three consecutive trading days. These bonuses, which may not exceed an aggregate of $350,000, are payable at the end of each quarter, or within 10 days after Mr. Marschel's last day of employment, if he ceases to be employed by the Company. The Company's common stock reached the target levels for three or more consecutive trading days in January, February and March 2000.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

      The report of the Compensation Committee shall not be deemed incorporated by reference to any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

OVERVIEW AND PHILOSOPHY

The Compensation Committee of the Board of Directors (the "Committee") is composed entirely of outside directors and is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. In addition, the Committee, pursuant to authority delegated by the Board, determines the compensation to be paid to the Company's executive officers and directors. The Committee is responsible for setting and administering the policies which govern annual compensation, the Company's 1997 Non-Employee Directors Stock Plan, the 1997 Performance Stock Option Plan, the 1997 Employee Stock Purchase Plan, and the 1995 Stock Option Plan.

There are three elements in the Company's executive compensation program, all determined by individual and corporate performance:

      -     Annual base salary compensation.
      -     Annual incentive compensation.
      -     Long-term incentive compensation.

In designing its compensation programs, the Company believes that compensation should reflect the value created for stockholders and support the Company's strategic goals. Specifically, the objectives of the program are as follows:

      - Attract and retain key executives critical to the long-term success of the Company.

      - Reflect and promote the Company's values, and reward executives for outstanding contributions to the Company's success.

      - Reward executives for long-term strategic management and the enhancement of stockholder value by providing opportunities for ownership in the Company.

      - Provide incentives for performance, not only with respect to the achievement of the Company's goals, but also the Company's performance relative to that of its peers in the technology industry.

      - Align the interests of the Company's executive officers with those of the Company's stockholders through participation in stock-based incentive plans.

EXECUTIVE OFFICER COMPENSATION PROGRAM

ANNUAL BASE SALARY

In reviewing the annual base compensation of executive officers, the Compensation Committee considers the individual executive's performance for the year, the Company's overall performance for the year, the compensation for executives at competing companies in the technology industry, current market conditions, and the recommendations of the Company's Chief Executive Officer. The Company's general approach to annual base salary compensation is to pay annual salaries which are competitive with salaries paid to executives of similarly situated companies in the technology industry, after considering the individual executive's experience and prior and potential contributions to the Company. The Committee determined that an annual base salary for 1999 of $240,000 was appropriate for Glenn Marschel, the Company's President and Chief Executive Officer, but has reevaluated Mr. Marschel's compensation package for 2000, as described below. The Committee believes the annual base salary for the Company's four Vice Presidents are commensurate with the current incumbents' level of experience and prior and potential future contributions to the Company.

ANNUAL INCENTIVE COMPENSATION

The Committee generally believes that, at higher executive levels, a greater percentage of an individual's total annual cash compensation opportunity should consist of variable compensation tied to the Company's performance. The Committee's practice with regard to awarding annual bonuses to executive officers is to establish measures of performance that the Committee determines to be appropriate under the circumstances and to assign relative weight to any such factors. The Committee focuses particularly on such factors as growth in earnings and increased market share in the Company's products, as well as discretionary factors in determining whether or not bonuses are paid. In making such determinations, the Committee takes into consideration and gives significant weight to the recommendations of the Chief Executive Officer with respect to the bonuses of executive officers other than himself.

STOCK EQUITY BASED COMPENSATION

The Company believes that stock ownership is a significant incentive for the improvement of the long-term performance of the Company by aligning the interests of the executive officers and stockholders which, in turn, will help build stockholder wealth. The Company also recognizes that a stock incentive program is a necessary element of a competitive compensation package for its employees. In January 1997, the Company adopted the 1997 Performance Stock Option Plan (the "1997 Option Plan") to succeed the earlier 1995 Stock Option Plan. The 1997 Option Plan is applicable to the employees of the Company (including inside directors and officers) and authorizes the Compensation Committee to determine the terms of the options granted, including the exercise price, the number of shares subject to the option and exercisability thereofb. In making its determination to grant options under the 1997 Option Plan, the Committee analyzes, among other things, the executive's level of responsibility and the role in positively influencing future results.

COMPENSATION OF GLENN W. MARSCHEL, JR., THE CHIEF EXECUTIVE OFFICER

Following a review of the compensation of Glenn Marschel, President, Chief Executive Officer and Co-Chairman of the Board of Directors, the Committee recommended and the Board of Directors approved, a salary adjustment and program of performance based bonuses for Mr. Marschel for 2000 tied to objectives that the Compensation Committee and the Board determined to be essential to the Company's success. Mr. Marschel's salary was raised to $350,000 effective January 1, 2000. Unless Mr. Marschel is terminated for cause, he will continue to be paid at that level for at least 12 months. The Committee determined that this annual base salary was appropriate based on the same executive compensation policy exercised above with respect to executive officers of the Company.

Mr. Marschel was awarded a bonus equal to 10% of the $2.4 million of revenue associated with the license fee paid by Sage under the license, joint development and equity purchase agreement. The bonus is payable within 30 days after the revenue from such license fee is recognized by the Company. Mr. Marschel will also be entitled to a performance bonus in the amount of $240,000, contingent and payable upon the availability of the first production units of the Company's new enhancer ASIC, the FLI2200. In addition, a stock price performance bonus program was adopted entitling Mr. Marschel to earn a $70,000 bonus in each month in which the closing price of the Company's common stock reached predetermined target levels for at least three consecutive trading days. The stock price performance bonuses, which may not exceed an aggregate of $350,000, are payable at the end of each quarter, or within 10 days after Mr. Marschel's last day of employment, if he ceases to be employed by the Company.

Factors the Compensation Committee considered in determining that Mr. Marschel's salary and bonus compensation were reasonable included personal qualifications and experience of Mr. Marschel, the Company's anticipated executive requirements and compensation levels at similar technology companies.

                                  Compensation Committee

                                  William J. Turner
                                  Kevin B. Kimberlin

PRICE PERFORMANCE GRAPH

Set forth below is a line graph comparing the Company's total stockholder return on Common Stock with the Nasdaq Stock Market Index ("NASDAQ") and the Hambrecht & Quist Technology Index, from the Company's initial public offering on October 30, 1997 through the end of Fiscal 1999. The measurement points utilized in the graph consist of the last day in each calendar quarter.

                   COMPARISON OF 26 MONTH CUMULATIVE TOTAL RETURN*
              AMONG FAROUDJA, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
                  AND THE HAMBRECHT & QUIST TECHNOLOGY INDEX

                                10/30/1997       12/97      12/98      12/99
                                ----------       -----      -----      -----
                                               (Dollars)

Faroudja, Inc.                     100            173         52         84

Nasdaq Stock Market (U.S.)         100            100        141        262

Hambrecht & Quist Technology       100             97        151        337


*  $100 INVESTED ON 10/30/97 IN STOCK OR INDEX -
   INCLUDING REINVESTMENT OF DIVIDENDS.
   FISCAL YEAR ENDING DECEMBER 31.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 1, 1999 for (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) the Chief Executive Officer and those persons who were, at December 31, 1999, the Company's four most highly compensated executive officers other than the Chief Executive Officer (collectively, the "Named Executive Officers") and (iv) all executive officers and directors as a group. As of March 1, 1999, a total of 12,242,597 shares of the Company's Common Stock were issued and outstanding. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated, the address of each of the persons in this table is as follows: c/o Faroudja, Inc., 750 Palomar Avenue, Sunnyvale, California 94086.

                                                                       BENEFICIAL OWNERSHIP(1)
                                                                       -----------------------
        BENEFICIAL OWNER                                                SHARES         PERCENT
        ----------------                                                ------         -------
        Yves C. Faroudja(2)...................................         1,848,550        13.9%
        Kevin B. Kimberlin(3).................................         1,146,655         8.7
        Merv L. Adelson(4)(5).................................           989,183         7.5
        Adelson Investors, LLC(4).............................           949,832         7.2
         10900 Wilshire Boulevard
         Los Angeles, California 90024
        S3 Incorporated.......................................           833,334         6.3
         2801 Mission College Boulevard
         Santa Clara, California 95052
        Oshkim Limited Partners, L.P.(3)......................           789,205         6.0
        Glenn W. Marschel(6)..................................           336,602         2.5
        William J. Turner(7)..................................           202,279         1.5
        Donald S. Butler(8)...................................           170,542         1.3
        Thomas A. Harvey(9)...................................           118,389          *
        Kenneth S. Boschwitz(10)..............................           109,661          *
        Ita Geva(11)..........................................            45,785          *
        Nikhil Balram(12).....................................            45,241          *
        Stuart D. Buchalter(4)(13)............................            19,759          *
        All directors and executive officers as a group
         (10 persons)(14).....................................         4,043,463        30.5%


----------------------
*Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2000 are deemed outstanding.

(2) Mr. Faroudja holds 1,732,925 shares jointly with his spouse. Includes 100,000 shares issuable upon exercise of warrants and 15,625 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2000.

(3) Mr. Kimberlin is the general partner of Oshkim Limited Partners, L.P. and exercises voting and investment power over the shares held by this entity.

(4) Mr. Adelson is the Managing Member of Adelson Investors, LLC and exercises sole voting and investment power over the shares held by that entity. Mr. Buchalter is an officer of Adelson Investors, LLC and has an interest in the profits of such firm, but does not exercise voting or investment power over the shares held by the entity.

(5) Includes 5,429 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000 and 53,618 shares that Mr. Adelson holds jointly with his spouse.

(6) Includes 250,000 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000. Does not include 150,000 shares subject to options granted to Mr. Marschel that are not currently exercisable.

(7)      Includes 11,109 shares held jointly with Mr. Turner's spouse.

(8) Includes 167,025 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000. Does not include 68,939 shares subject to options granted to Mr. Butler that are not currently exercisable.

(9) Includes 110,833 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000. Does not include 29,167 shares subject to options granted to Mr. Harvey that are not currently exercisable.

(10) Includes 96,666 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000. Does not include 23,334 shares subject to options granted to Mr. Boschwitz that are not currently exercisable. Includes 1,000 shares held by Mr. Boschwitz in trust for his nieces, as to which shares Mr. Boschwitz disclaims beneficial ownership.

(11) Includes 41,264 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000. Does not include 9,706 shares subject to options granted to Ms Geva that are not currently exercisable.

(12) Includes 39,062 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000. Does not include 85,938 shares subject to options granted to Dr. Balram that are not currently exercisable.

(13) Includes 6,515 shares issuable upon exercise of stock options exercisable within 60 days of March 1, 2000 granted to Mr. Buchalter.

(14) All directors and executive officers as a group hold options and warrants to purchase 832,419 shares of Common Stock, which options and warrants will vest within 60 days of March 1, 2000 and options and warrants to purchase 373,959 shares of the Company, which options and warrants will not have vested within 60 days of March 1, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

MARSCHEL COMPENSATION

In February 2000 the Board of Directors approved a salary adjustment and bonuses for Mr. Marschel recommended by the Board's Compensation Committee. Mr. Marschel's salary was raised to $350,000 effective January 1, 2000. Unless Mr. Marschel is terminated for cause, he will continue to be paid at that level for at least 12 months. Mr. Marschel was awarded a bonus equal to 10% of the $2.4 million of revenue associated with the license fee paid by Sage under the license, joint development and equity purchase agreement. The Company will recognize the revenue during the quarter ending March 31, 2000 and the $240,000 bonus is payable within 30 days after the revenue is recognized. Mr. Marschel will also be entitled to a performance bonus in the amount of $240,000, contingent and payable upon the availability of the first production units of the Company's new enhancer ASIC, known within the Company as the FLI2200. In addition, a stock price performance bonus program was adopted entitling Mr. Marschel to earn a $70,000 bonus in each month in which the closing price of the Company's common stock reached predetermined target levels for at least three consecutive trading days. These bonuses, which may not exceed an aggregate of $350,000, are payable at the end of each quarter, or within 10 days after Mr. Marschel's last day of employment, if he ceases to be employed by the Company. The Company's common stock reached the target levels for three or more consecutive trading days in January, February and March 2000.

YVES FAROUDJA LICENSE AGREEMENT

On January 20, 1997 (the "Effective Date"), the Company entered into a license agreement (the "License Agreement") with Yves Faroudja with respect to all intellectual property, including all rights in inventions, works of authorship and designs owned by Mr. Faroudja prior to the Effective Date (collectively, the "Faroudja Technology"), pursuant to which Mr. Faroudja (1) granted to the Company a worldwide, perpetual, royalty-free, sublicensable license to exploit the Faroudja Technology, and (2) assigned to the Company his rights to all intellectual property, including all rights in inventions, works of authorship and designs, first owned by him during the period commencing on the Effective Date and ending on the date (the "Termination Date") he ceases to be an employee of the Company. The Company's license to the Faroudja Technology in the field of data processing for electronically displaying images to the human eye (the "Company Field") is exclusive subject to licenses previously granted by Mr. Faroudja. Mr. Faroudja has retained the non-exclusive, nontransferable rights to exploit the Faroudja Technology outside of the Company Field. The License Agreement remains in effect during the term of the Advisory Agreement between Mr. Faroudja and the Company. See "Executive Compensation - Employment Agreement." The Company's right to use the Faroudja Technology and rights to enforce rights granted thereunder survive the termination of the License Agreement.

As consideration for the License Agreement, Mr. Faroudja was granted a warrant to purchase 100,000 shares of Common Stock at an exercise price of $7.50 per share. The warrant vests as to 1/36th of the total shares for each full month after January 20, 1997 provided that Mr. Faroudja is then either (i) employed by the Company (as a full or part-time employee), or (ii) acting as a member of the Board of Directors of the Company. Certain registration rights and anti-dilution provisions are provided to Mr. Faroudja as contained therein.

Mr. Faroudja, the Company and General Instrument Corporation ("GI") are parties to a world-wide license agreement dated May 1, 1996 pursuant to which GI licensed certain patents to the Company and the Company licensed certain patents to GI relating to video compression and decompression. The licenses are royalty-free so neither party is obligated to pay, nor entitled to receive, license fees from the other party. The agreement grants exclusive rights to each company in defined fields of use, includes the right to grant sublicenses and extends until the last to expire of the licensed patents. As a result of that agreement, GI could produce products in the field of scan conversion of source material presented to a compression system competitive with the Company's upconverter products.

REGISTRATION RIGHTS AGREEMENT

The Company and Yves Faroudja and Isabell Faroudja are parties to a Registration and Shareholders Rights Agreement dated March 7, 1997, which grants to Mr. and Mrs. Faroudja certain rights to include their Company stock in Company registered public offerings, subject to certain limitations. In connection with the Company's Registration Statement on Form S-1 declared effective on August 12, 1998, a disagreement arose between Mr. and Mrs. Faroudja and the Company with regard to whether they had received appropriate notice and opportunity to exercise their registration rights and participate in the offering described therein. In order to resolve the disagreement in an amicable and mutually beneficial manner, by letter dated January 28, 1999, the Company agreed that if requested by the Faroudja's it would, on one occasion, use its reasonable efforts, at Company expense, to register the offer and sale of the Faroudjas' stock. This undertaking is subject to registration on Form S-3, or an equivalent SEC form, being available for the securities to be registered and allows the Company to defer such registration if filing such a registration would be seriously detrimental to the Company.

CONSULTING AGREEMENTS

In December 1996, the Company entered into a three year consulting agreement ("Adelson Consulting Agreement") with Merv Adelson, a director of the Company, pursuant to which Mr. Adelson agreed to provide certain consulting services in the analysis and implementation of potential strategic alliances ("Proposed Strategic Alliances") in the specific field of TV signal enhancement for TV, cable TV, satellite TV and DVDs, including, but not limited to (i) providing the Company with a list of possible corporate investors, partners, customers, buyers, lenders and joint ventures ("Proposed Strategic Alliance Partners"), (ii) coordinating and making approaches to Proposed Strategic Alliance Partners, and (iii) assisting in the negotiation of the principal forms of Proposed Strategic Alliances and preparation of all contracts, documents, approvals and related matters necessary to consummate a Proposed Strategic Alliance with a Proposed Strategic Alliance Partner. On December 17, 1997, the Adelson Consulting Agreement, which had provided that the Company would compensate Mr. Adelson for any strategic alliance or combination of strategic alliances during the term of the agreement in which the Company receives consideration (as defined in the amendment to the agreement) of at least $5 million, through the issuance of a three year warrant to Mr. Adelson for the purchase of 65,152 shares of Common Stock with an exercise price of $0.15 per share ("Adelson Warrant"), was amended. The Adelson Consulting Agreement was amended to compensate Mr. Adelson for services valued at less than $5 million by providing for the immediate issuance of the Adelson Warrant, with the number of shares for which the Warrant may be exercised currently to be determined by the Company's Board of Directors, from time to time, based upon the level of consideration received by the Company as a result of Mr. Adelson's services. On December 17, 1997, the Board of Directors determined that consideration expected to be received by the Company as a result of Mr. Adelson's services was $1,666,666 and made the Adelson Warrant currently exercisable with respect to 21,718 shares of Common Stock as of that date. The Board of Directors made the Adelson Warrant currently exercisable with respect to 21,717 shares of Common Stock at a June 10, 1999 Board meeting and made the Adelson Warrant currently exercisable with respect to 21,717 shares of Common Stock at a Board of Directors meeting held on October 12 and 13, 1999. During the term of the Consulting Agreement, the Company also agreed to use its best efforts to cause the election to the Board of Directors of Mr. Adelson (or a designee of Mr. Adelson reasonably acceptable to the Board of Directors) and an additional designee of Mr. Adelson reasonably acceptable to the Board of Directors. Mr. Buchalter serves on the Board of Directors as Mr. Adelson's designee. The Adelson Consulting Agreement, as extended, expired on February 9, 2000. The warrant was exercised for all shares on January 13, 2000.

LICENSE AGREEMENT WITH S3

In March 1997, the Company entered into a license agreement with S3 Incorporated ("S3") to develop integrated circuits incorporating the Company's video processing technologies for use in PCs. Portions of the license were exclusive for certain markets for a period of five years provided that performance criteria, including minimum license fees were satisfied. S3 has not made minimum license payments necessary to maintain its exclusive rights with respect to any periods after March 31, 1998. No director, officer or affiliate of S3 is an affiliate of the Company.

On June 30, 1997, the Company issued 526,316 shares of Common Stock to S3 for an aggregate purchase price of $5.0 million. Under the terms of the Stock Purchase Agreement and an Investor's Rights Agreement, S3 is entitled to certain anti-dilution and registration rights as described therein. The anti-dilution provisions of the Stock Purchase Agreement provided that S3 was entitled to receive additional shares if the Company's initial public offering was at a price of less than $9.50 per share. Based on the Company's initial public offering price of $6.00, the Company issued 307,018 additional shares of Common Stock to S3. Under the purchase agreement, S3 has the right to have an observer attend meetings of the Company's Board of Directors and committees thereof, except that the Company may exclude the observer from a meeting of the Board of Directors or portion thereof if (i) such meeting concerns the relationship between the Company and S3, or (ii) such attendance would result in disclosure of trade secrets to S3 or would adversely affect the attorney-client privilege between the Company and its counsel.

Mr. Buchalter is Of Counsel to the California law firm of Buchalter, Nemer, Fields and Younger, which from time to time provides legal services to the Company.

The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. All future transactions, including loans, between the Company and its officers, directors, principal stockholders and their affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors, and will continue to be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                8-K.

        (a) (1) Financial Statements - see Index to Financial Statements and Financial Statement Schedules at page 28 of this Form 10-K.

                (2) Financial Statement Schedules - see Index to Financial Statements and Financial Statement Schedules at page 28 of this Form 10-K.

                (3) Exhibits - see Exhibit Index at page 59 of this Form 10-K.

        (b)     Reports on Form 8-K.

                No reports on Form 8-K were filed during the last quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             FAROUDJA, INC.


                             By:    /S/ GLENN W. MARSCHEL, JR.
                                    -------------------------------------
                                    Glenn W. Marschel, Jr.
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                             Date:  March 29, 2000

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Glenn W. Marschel, Jr. and Ita Geva his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in his true name, place and stead, in any and all capacities, to sign this Form 10-K and all amendments hereto, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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


SIGNATURE                               TITLE                                                     DATE
---------                               -----                                                     ----
                                        Chief Executive Officer, President and Director
 /S/ GLENN W. MARSCHEL, JR.             (Principal Executive Officer)                             March 29, 2000
--------------------------------
Glenn W. Marschel, Jr.

                                        Vice President of Finance and Chief Financial Officer
 /S/ ITA GEVA                           (Principal Financial and Accounting Officer)              March 29, 2000
--------------------------------
Ita Geva

                                        Chief Technical Officer, Director and Chairman of the
 /S/ YVES C. FAROUDJA                   Executive Committee                                       March 29, 2000
--------------------------------
Yves  C. Faroudja

 /S/ STUART D. BUCHALTER                Director                                                  March 29, 2000
--------------------------------
Stuart  D. Buchalter

 /S/ KEVIN B. KIMBERLIN                 Director                                                  March 29, 2000
--------------------------------
Kevin  B. Kimberlin

 /S/ WILLIAM J. TURNER                  Director                                                  March 29, 2000
--------------------------------
William  J. Turner

                                     -56-

                                 FAROUDJA, INC.

                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


                                                        BALANCE AT      CHARGED TO      CHARGED TO                       BALANCE
                                                        BEGINNING       COSTS AND       OTHER                            END OF
                                                        OF PERIOD       EXPENSES        ACCOUNTS       DEDUCTIONS(1)     PERIOD
                                                        ----------      ----------      ----------     -------------     --------

Year ended December 31, 1999 deducted from asset
   accounts:
   Allowance for doubtful accounts...................         $136            $261           $   -               $55        $342
                                                        ----------      ----------     -----------     -------------     --------

Year ended December 31, 1998 deducted from asset
   accounts:
   Allowance for doubtful accounts...................         $167             $17           $   -               $48        $136
                                                        ----------      ----------     -----------     -------------     --------

Year ended December 31, 1997 deducted from asset
   account:
   Allowance for doubtful accounts...................        $ 110            $101           $   -               $44        $167
                                                        ----------      ----------     -----------     -------------     --------



-----------

(1)      Uncollectible accounts written off, net of recoveries.

                                 FAROUDJA, INC.

                                INDEX TO EXHIBITS

                                  (ITEM 14(C))


EXHIBIT
NUMBER      DESCRIPTION
------      -----------

3.1         The Company's Restated Certificate of Incorporation, as amended on
            August 12, 1997. (1)
3.2         The Company's By-Laws. (1)
4.1 Warrant, dated January 20, 1997, for the purchase of Common Stock issued to Yves Faroudja. (1)
4.2 Warrant, dated December 17, 1997, for the purchase of Common Stock issued to Adelson Investors, LLC. (1)
4.3         Specimen of Common Stock Certificate. (1)
10.1        Letter Agreement, dated December 31, 1996, between the Company and
            Merv L. Adelson for certain consulting services. (1)
10.2        Amendment to Letter Agreement, dated December 17, 1997, between the
            Company and Merv L. Adelson. (2)
10.3 Letter Agreement, dated November 13, 1995, by and among certain stockholders of the Company listed therein and Spencer Trask
            Holdings, Inc. (1)
10.4 Amendment to Letter Agreement, dated February 9, 1996, among certain stockholders of the Company listed therein and Spencer Trask
            Holdings, Inc. (1)
10.5 Lease Agreement, dated August 27, 1997, by and among the Company and the Landlords listed therein. (1)
10.6 The Company's 1995 Stock Option Plan, dated August 1, 1995 and amended on August 19, 1996, February 11, 1997, April 30, 1997 and
            June 13, 1997. (1)
10.7        The Company's 1997 Non-Employee Directors Stock Option Plan, dated
            January 2, 1997. (1)
10.8        The Company's 1997 Performance Stock Option Plan, dated January 2,
            1997 and amended on June 13, 1997. (1)
10.9        The Company's Amended 1997 Employee Stock Purchase Plan, dated
            January 2, 1997 and amended on August 12, 1997 and September
            30, 1997. (1)
10.10 Employment Agreement, dated as of July 8, 1996, between the Company and Michael J. Moone. (1)
10.11       Employment Agreement, dated March 8, 1996, between the Company and
            Yves C. Faroudja. (1)
10.12 Registration and Shareholders' Rights Agreement, dated March 7, 1997, among the Company and Yves & Isabell Faroudja and certain
            Stockholders of the Company. (1)
10.13 Three (3) Registration Rights Agreements, dated December 31, 1996 among the Company and each of Adelson Investors, LLC, Images
            Partners, LP and Roger K. Baumberger as Liquidating Trustee for
            Faroudja Images, Inc. (1)
10.14 Registration Rights Agreement, dated March 7, 1997 among the Company and Faroudja Images Investors, LLC. (1)
10.15       Agreement, dated January 20, 1997 among Yves Faroudja and the
            Company for the transfer of intellectual property to the Company. (1)
10.16       License Agreement, dated March 31, 1997, between the Company and S3
            Incorporated. (1) (3)
10.17 Stock Purchase Agreement, dated June 30, 1997, between the Company and S3 Incorporated. (1)
10.18       Investor's Rights Agreement, dated June 30, 1997, between the
            Company and S3 Incorporated. (1)
10.19 Business Loan Agreement, dated April 5, 1997, between the Company and Silicon Valley Bank. (1)
10.20 Commercial Guaranty, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
10.21 Commercial Security Agreement, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
10.22 Promissory Note, dated April 5, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
10.23 Promissory Note, dated June 6, 1997, by the Company for the benefit of Silicon Valley Bank. (1)
10.24       Loan Modification Agreement, dated June 6, 1997, by and between the
            Company and Silicon Valley Bank. (1)
10.25       Three (3) Amended and Restated Options to Purchase Shares of Common
            Stock of the Company, dated March 7, 1997 among the Company,
            Yves Faroudja and Isabell Faroudja, Faroudja Images, Inc. and each of Adelson Investors, LLC, Faroudja Images Investors, LLC and
            Images Partners, LP. (1)
10.26 Amended and Restated Option to Purchase Shares of Common Stock of the Company, dated December 31, 1996 among the Company,
            Yves Faroudja and Isabell Faroudja, Faroudja Images, Inc. and
            Roger K. Baumberger as Liquidating Trustee of Faroudja Images,
            Inc. (1)
10.27       Consulting Services Agreement, dated July 22, 1997, between the
            Company and Matthew D. Miller. (1)
10.29       Purchase Agreement dated December 18, 1997, between the Company and
            Audio Video Source, Inc. (3)
10.30       Agreement, dated March 8, 1998, between the Company and Yves
            Faroudja for advisory services. (2)
10.31 Loan Modification Agreement, dated April 1, 1998 between the Company and Silicon Valley Bank (4)
10.32       Amendment to the Company's 1997 Performance Stock Option Plan dated
            June 10, 1998.(5)



10.33       Letter Agreement, dated June 30, 1998, between the Company and
            Michael C. Hoberg.(5)
10.34       Letter Agreement, dated November 30, 1998, between the Company and
            Michael J. Moone.(5)
10.35       Letter Agreement, dated January 28, 1999, among the Company and
            Yves Faroudja and Isabell Faroudja amending the Registration and
            Shareholders' Rights Agreement, dated March 7, 1997, among the
            Company and Yves & Isabell Faroudja.(5)
10.36       Letter Agreement, dated January 13, 1999, between the Company and
            Nikhil Balram.(5)
10.37       Joint Development and License Agreement, dated July 27, 1999, between Sage, Inc. and the Company(6)
10.38       Investor's Rights Agreement dated July 27, 1999, between Sage, Inc.
            and the Company(7)
21.1        List of the Subsidiaries of the Company. (1)
23          Consent of Ernst & Young LLP, Independent Auditors.
24          Power of Attorney (included on page 56 of this Form 10-K)
27          Financial Data Schedules.


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

(5) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

(6) Filed as Exhibit 10.3 to the Sage, Inc. Registration Statement on Form S-1, File No. 333-83665, and incorporated herein by reference. Confidential treatment of certain portions of the exhibit has been requested.

(7) Filed as Exhibit 4.4 to the Sage, Inc. Registration Statement on Form S-1, File No. 333-83665, and incorporated herein by reference.