Form 10-Q
period 2000-03-31
FAROUDJA INC
filed 2000-05-15
CIK 1034365

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

               For the Quarterly Period Ended March 31, 2000

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

As of May 1, 2000, there were 12,442,557 shares of Common Stock ($.001 par value per share) outstanding.

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

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS.................................................................2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS.................................................................3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS............................................................4

   ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................7

   ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK............................................12

PART II.           OTHER INFORMATION................................................................................12

   ITEM 1.     LEGAL PROCEEDINGS....................................................................................12

   ITEM 2.     CHANGES IN SECURITIES................................................................................12

   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES......................................................................12

   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................12

   ITEM 5.     OTHER INFORMATION....................................................................................12

   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.....................................................................13

   SIGNATURES.......................................................................................................13

PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 FAROUDJA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                       March 31, 2000                December 31,1999
                                                         (Unaudited)                     (Note)
                                                     ---------------------        ---------------------
Assets
Current assets:
  Cash and cash equivalents                                       $20,652                      $12,998
  Available-for-sale securities                                         -                        6,918
  Accounts receivable, net                                          2,520                        3,418
  Inventories                                                       1,711                        2,222
  Prepaid expenses and other current assets                           857                          454
                                                     ---------------------        ---------------------
Total current assets                                               25,740                       26,010

Property and equipment, net                                           954                        1,104
Other investments                                                   8,250                        7,266
Other assets                                                          181                          187
                                                     ---------------------        ---------------------
Total assets                                                      $35,125                      $34,567
                                                     =====================        =====================

Liabilities and stockholders' equity
Current liabilities
  Accounts payable                                                 $1,008                      $   957
  Accrued compensation and benefits                                   443                          609
  Income tax payable                                                  655                          670
  Other current liabilities                                         1,580                          823
  Deferred revenue                                                      -                        2,425
                                                     ---------------------        ---------------------
Total current liabilities                                           3,686                        5,484

Commitments
Stockholders' equity
  Preferred Stock, par value $0.001 per share:
    Authorized - 5,000 shares; none issued and
    outstanding                                                         -                            -
  Common Stock, par value $0.001 per share:
    Authorized - 50,000 shares;
    Issued and outstanding - 12,443 shares at
    March 31, 2000 and 12,311 shares at
    December 31, 1999                                                  12                           12
  Additional paid-in capital                                       30,498                       30,322
  Deferred compensation                                               (91)                        (125)
  Accumulated other comprehensive income                            5,325                        4,341
  Accumulated deficit                                              (4,305)                      (5,467)
                                                     ---------------------        ---------------------
Total stockholders' equity                                         31,439                       29,083
                                                     ---------------------        ---------------------
Total liabilities and stockholders' equity                        $35,125                      $34,567
                                                     =====================        =====================

Note - The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.
See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                                Three Months Ended
                                                                     March 31,
                                                       -----------------------------------
                                                               2000                1999
                                                       -----------------     -------------
Revenues:

  Product sales                                                 $  2,919          $  2,435

  License and royalty revenues                                     2,488                --
                                                       -----------------     -------------
Total revenues                                                     5,407             2,435

Cost of product sales                                              1,288             1,585
                                                       -----------------     -------------
Gross profit                                                       4,119               850

Operating expenses:
  Research and development                                         1,242             1,090
  Sales and marketing                                                814               792
  General and administrative                                       1,148               676
                                                       -----------------     -------------
  Total operating expenses                                         3,204             2,558
                                                       -----------------     -------------


Operating income (loss)                                              915            (1,708)

Other income (expense), net                                          247               230
                                                       -----------------     -------------
Income (loss) before provision for
    income taxes                                                   1,162            (1,478)

Provision for income taxes                                             0                 0
                                                       -----------------     -------------

Net income (loss)                                               $  1,162           $(1,478)
                                                       =================     =============
Net income (loss) per share:

                Basic                                           $   0.09           $ (0.12)

                Diluted                                         $   0.09           $ (0.12)

Weighted average shares used in per share computation:

                Basic                                             12,401            12,167

                Diluted                                           13,234            12,167

                                 FAROUDJA, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                 Three Months Ended March 31,
                                                                   2000                 1999
                                                            -------------------    --------------
Cash Flows from Operating Activities:

Net income (loss)                                                $  1,162              $(1,478)

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation and amortization                                       165                  217
  Amortization of deferred compensation                                34                   12



Changes in operating assets and liabilities:

  Trade accounts receivable                                           898                  (80)
  Inventories                                                         511                   76
  Prepaid expenses and other current assets                          (403)                 834
  Accounts payable                                                     51                 (114)
  Accrued compensation and benefits                                  (166)                (123)
  Income tax payable                                                  (15)                 515
  Other accrued liabilities                                           757                  (16)
  Deferred revenue                                                 (2,425)
                                                            -------------------    --------------
Net cash provided by (used in) operating activities:                  569                 (157)


Cash Flows from Investing Activities:

  Purchases of equipment                                               (9)                 (48)

  Maturities of short-term investments                              6,918                   --
                                                            -------------------    --------------
Net cash provided by (used in) investing activities                 6,909                  (48)


Cash Flows from Financing Activities:

  Issuance of Common Stock                                            176                   87
                                                            -------------------    --------------
Net cash provided by financing activities                             176                   87


Increase (decrease) in cash and cash equivalents                    7,654                 (118)

Cash and cash equivalents at beginning of period                   12,998               20,419
                                                            -------------------    --------------
Cash and cash equivalents at end of  period                      $ 20,652             $ 20,301
                                                            ===================    ==============

See notes to condensed consolidated financial statements.

                                 FAROUDJA, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                             STATEMENTS(UNAUDITED)
                                 MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other filings by the Company with the Securities and Exchange Commission.


NOTE B - INVENTORIES

Raw materials, work-in-process and finished goods inventories are stated at the lower of standard cost (which approximates actual cost) or market value. The components of inventory consist of the following (in thousands):

                          March 31,          December 31,
                            2000                 1999
                     --------------------  ------------------
Raw materials              $ 522                $  668
Work-in-process              459                   513
Finished goods               730                 1,041
                     --------------------  ------------------
                          $1,711                $2,222
                     ====================  ==================

NOTE C - NET INCOME (LOSS) PER SHARE

Basic net income per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net income per share also gives effect to the dilutive effect of stock options and warrants (using the treasury stock method). A reconciliation of shares used in the calculations is as follows (in thousands):

                                                          Three Months Ended March 31,
                                                            2000                 1999
                                                     ----------------------------------------
Weighted-average shares used in
  basic net income (loss) per share                             12,401               12,167

Dilutive effect of stock options and warrants                      833                    -
                                                     -------------------- -------------------
Weighted average shares used in diluted net
  income (loss) per share                                       13,234               12,167
                                                     ==================== ===================

Options and warrants to purchase 323,306 and 1,991,905 shares of the Company's common stock would have been anti-dilutive for the three month periods ended March 31, 2000 and 1999, respectively, and were, therefore, excluded from the diluted calculation in those periods.

NOTE D - INCOME TAXES

The Company did not recognize an income tax provision on its pre-tax income for the three months ended March 31, 2000 due to the utilization of the net operating loss carryovers. In addition, the Company will continue to evaluate the realization of its deferred tax assets, which are currently offset by a valuation allowance, on a quarterly basis.


NOTE E - COMPREHENSIVE INCOME

Total comprehensive income for the three month period ended March 31, 2000 was approximately $2.1 million. For the three month period ended March 31, 1999, comprehensive loss approximated net loss.

NOTE F - TRANSACTIONS WITH SAGE, INC.

On July 27, 1999, the Company entered into a joint development and license agreement with Sage, Inc. ("Sage") pursuant to which the Company licensed certain video processing and image enhancement technologies to Sage for incorporation into Sage chips. The Company and Sage concurrently entered into a stock purchase agreement. In exchange for the license and a $500,000 cash payment, Faroudja received 375,000 shares of Sage common stock. The value of the license and technology transfer was determined to be $2.4 million and was recognized as revenue in the quarter ended March 31, 2000 as the Company completed all obligations under the technology transfer and joint development agreement during the period. To the extent that Sage incorporates the Company's technology into Sage products, the Company is also entitled to receive royalties on the sale of such products.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 CONCERNING THE COMPANY'S PRODUCTS, EXPENSES, REVENUE, LIQUIDITY AND CASH NEEDS AS WELL AS THE COMPANY'S PLANS AND STRATEGIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED UPON CURRENT EXPECTATIONS. THE COMPANY'S ACTUAL RESULTS AND TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THE DESCRIPTIONS IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH BELOW. PLEASE REFER TO THE COMPANY'S SEC REPORTS, INCLUDING THE COMPANY'S REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999 AND OTHER SEC FILINGS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's consolidated statements of income expressed as a percentage of total revenues for the periods indicated.



                                                     Three Months Ended March 31,
                                                 2000                           1999
                                                 ----                           ----
Revenues:
  Product sales                                       54%                            100%
  License and royalty revenues                        46                               -
                                           ------------------            --------------------
Total revenues                                       100                             100
Cost of product sales                                 24                              65
                                           ------------------            --------------------
Gross profit                                          76                              35

Operating expenses:
  Research and development                            23                              45
  Sales and marketing                                 15                              32
  General and administrative                          21                              28
                                           ------------------            --------------------

  Total operating expenses                            59                             105
                                           ------------------            --------------------

Operating income (loss)                               17                             (70)

Other income (expense), net                            4                               9
                                           ------------------            --------------------

Income (loss) before provision for
    Income taxes                                      21                             (61)
Provision for income taxes                             -                               -
                                           ------------------            --------------------
Net income (loss)                                     21%                            (61)%
                                           ==================            ====================

Total revenues for the first quarter of 2000 were approximately $5.4 million, an increase of approximately 122%, from total revenues of approximately $2.4 million for the first quarter of 1999. This increase was primarily attributable to the recognition of $2.4 million of revenue relating to the Company's license and joint development agreement with Sage.

Product sales for the first quarter of 2000 were $2.9 million, an increase of 20% over product sales in the first quarter of 1999. This increase was due to higher sales of line multiplier products, first shipments of the Company's new Digital Video Processor/Scaler, the DVP5000, and continuing sales of Application Specific Integrated Circuit ("ASIC") products. The Company expects sales of line multiplier products to remain at the first quarter level or increase slightly in the second quarter of 2000.

Broadcast sales of Digital Format Translator-TM- products in the first quarter of 2000 were consistent with first quarter 1999 sales levels and lower than sales in the fourth quarter of 1999. This is due to seasonality in the broadcast business and broadcasters' continued uncertainty about the Federal Communications Commission digital TV standards and rollout deadlines. The Company anticipates that sales of Broadcast products will increase slightly in the second quarter of 2000 due to seasonality.

Sales of the Company's ASIC products rose in the first quarter of 2000 over the first quarter of 1999 by approximately $190,000, primarily due to scheduled shipments of ASIC chip sets for use by a customer in Asia. The Company continues its efforts to develop its ASIC business, but it cannot predict when other significant ASIC sales will occur.

In July 1999, the Company signed a license agreement whereby certain of the Company's intellectual property was licensed to Sage, Inc. for incorporation into Sage's ASIC products. The agreement provides that the Company will receive royalties on the sale of any ASICs containing the Company's intellectual property. Shipments of these ASICs are not expected to begin until the second half of 2000.

In summary, the Company anticipates that revenues from product sales in the second quarter of 2000 will remain at the same level or increase slightly over revenues in the first quarter of 2000.

Sales outside the United States accounted for approximately 16% and 20% of net product sales for the first quarter of 2000 and 1999, respectively. The Company intends to pursue efforts to increase its export sales in the future, however, there can be no assurance that any growth in export sales will be achieved. All sales are denominated in U.S. dollars. The Company's export sales are subject to risk in the event of changes in currency exchange rates, which may result in the Company's products being less price competitive.

The Company's gross margin on product sales was $1.6 million, or 56% for the first quarter of 2000, compared to $0.9 million, or 35%, for the first quarter of 1999. The improvement resulted from increased sales of the line multiplier products introduced in the second quarter of 1999, which had higher gross margins than the products they replaced, and from increased sales of ASIC products with attractive margins.

Research and development expenses in the first quarter of 2000 increased by approximately $0.2 million, or 14%, as compared to the same quarter of 1999. The increase is mostly due to mask charges incurred by the Company for the development of ASICs. The Company expects that research and development expenses will increase in absolute dollars during the remaining quarters of fiscal 2000.

Sales and marketing expenses remained constant at $0.8 million for the first quarter of 2000 and 1999. The Company expects that sales and marketing expenses overall will remain constant or increase slightly during the remaining quarters of fiscal 2000.

General and administrative expenses in the first quarter of 2000 increased by approximately $0.5 million or 70%, as compared to the same quarter of 1999. Expenses for the first quarter increased primarily due to bonuses awarded to a senior executive. The Company believes that general and administrative expenses will decrease in absolute dollars during the remaining quarters of fiscal 2000.

Net interest and other income was $0.2 million in the first quarter of 2000 and 1999. The interest income is derived from investments in short-term, interest bearing investment grade securities.


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

The Company expects that a significant portion of its annual revenues and profits in the future will depend on strategic relationships. The Company depends on companies like Vidikron of America, Inc. ("Vidikron") to sell, and Mitsubishi to manufacture, products that incorporate the Company's technology, and a failure by these companies to do so will adversely affect the Company's total revenues in the future.

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

Disclosures in this Form 10-Q regarding the Company's business are based on the Company continuing as an independent entity. On February 18, 2000, the Company and Sage, Inc. ("Sage") entered into a definitive agreement to merge the Company into a wholly owned subsidiary of Sage. The agreement provides for each share of Company common stock, $0.001 par value, to be converted into 0.285 shares of Sage common stock. Sage will assume all outstanding options and warrants. Completion of the merger requires the approval of the stockholders of Sage and the stockholders of the Company and satisfaction of other conditions. Under the merger agreement the Company is obligated to carry on its business in substantially the same way it is currently being conducted. The agreement contains customary provisions that significantly limit a variety of possible company activities, such as entering into joint ventures or strategic partnerships or licensing any technology, without Sage's consent. Among the risks that should be considered are:

-    There can be no assurance that the merger will be consummated.

- If the merger is not consummated there can be no assurance that the costs associated with the transaction and the management attention diverted to the transaction will not have a material adverse affect on the Company.

- If the merger is consummated there can be no assurance that the business and strategy of the combined entity will not differ materially from the current business of the Company or that the integration of the businesses of Sage and the Company will not have a material adverse effect on the combined entity.

- Because the exchange ratio is fixed, the market value of Company common stock may vary with the market value of Sage and be unrelated to the business, operations or prospects of the Company.

Successfully addressing the factors discussed which are subject to various risks discussed in this report, the Company's Annual Report on Form 10-K for the year ended December 31, 1999, Sage's Registration Statement on Form S-4, Registration No. 333-34812, and other Company SEC filings, as well as other factors which generally affect the market for stocks of high technology companies, will affect the price of the Company's stock and could cause such stock price to fluctuate over relatively short periods of time.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had approximately $20.7 million of cash and cash equivalents, and working capital of approximately $22.1 million.

The cash and cash equivalents are predominantly held in three types of cash investments. These investments are obligations issued by U.S. federal agencies, money market funds which subject the Company to limited interest rate or credit risk, and commercial paper of U.S. corporations with A1/P1 credit ratings.

Cash, cash equivalents, and available-for-sale securities at March 31, 2000 increased by $0.7 million from the balances at December 31, 1999. The increase is mainly due to cash provided by operating activities of $0.6 million, from decrease in trade accounts receivable of $0.9 million, decrease in inventories of $0.5 million, decrease in deferred revenue of $2.4 million and an increase in other accrued liabilities of $0.8 million, offset by an increase of prepaid expenses and other current assets of $0.4 million and a decrease of accrued compensation and benefits of $0.2 million.

The Company believes that current cash and cash equivalents are sufficient to fund its operations and meet anticipated capital requirements for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There has been no material change in the Company's market risk since December 31, 1999.


PART II.          OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

In January 1997 the Company filed an action against DWIN Electronics, Inc. ("DWIN") seeking injunctive relief and unspecified monetary damages for the infringement of US Patent Number 4,876,596, referred to as the "596 Patent". The action is Civil Action No. C-97 20010 SW (PVT) in the United States District Court, Northern District of California, San Jose Division. The 596 Patent was issued on October 24, 1989, is owned by Yves Faroudja and is licensed to the Company. DWIN raised defenses and counterclaims that the 596 Patent is invalid and not infringed. They also sought to recover attorneys' fees and costs. The Company amended its complaint to add claims of infringement of U.S. Patent Number 4,998,287, referred to as the "287 Patent", on August 17, 1998. The 287 patent, which was issued on March 5, 1991, is owned by General Instrument Corporation and licensed to the Company. On February 24, 1999, the court in the DWIN action granted DWIN's motion for summary judgment as to the 596 Patent on the basis of non-infringement. On March 13, 2000, the parties entered into an agreement settling the action, subject to the court granting the Company's unopposed motion to vacate the court's summary judgment order as to the 596 Patent. On March 24, 2000 the court granted the Company's motion to vacate the summary judgment order and the case was dismissed.

ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         27.1 Financial Data Schedule

         (b)   Reports on Form 8-K.

         The Company filed a report on Form 8-K on March 3, 2000, incorporating by reference a press release issued by Sage, Inc. on February 22, 2000, announcing that Sage had signed an Agreement and Plan of Merger and Reorganization with the Company, pursuant to which the Company will merge into a wholly-owned subsidiary of Sage in a stock for stock transaction.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         FAROUDJA, INC.
         (Registrant)

         By: /S/ Ita Geva
             --------------------------------------------------
                Ita Geva, Acting Chief Financial Officer
               (Duly Authorized Officer and Principal Financial Officer)

         Date:  May 15, 2000
              ------------------